Form 10KSB40
period 2000-12-31
PACIFICA BANCORP INC
filed 2001-03-27
CIK 1133862

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

/x/	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000

/ /	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission File Number 000-32385

Pacifica Bancorp, Inc.
(Name of small business issuer in its charter)

Washington	91-2094365
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Skyline Tower, 10900 NE 4th Street, Suite 200, Bellevue, WA 98004
(Address of principal executive offices) (Zip Code)

Issuer's Telephone Number: (425) 637-1188

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock
(Title of class)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /x/

    The issuer's revenue for fiscal year 2000 was $10,832,938.

    The aggregate market value of common stock held by non-affiliates of registrant at March 1, 2001 was $31,508,818.

    The number of shares of registrant's common stock outstanding at March 1, 2001 was 3,264,208.

    Documents incorporated by reference and parts of Form 10-KSB into which incorporated:

Registrant's definitive Proxy Statement Dated March 20, 2001	Part III, except all or part of Item 9 and Item 13, as indicated.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

    Pacifica Bancorp, Inc. ("Pacifica" or the "Company") is a bank holding company with two subsidiaries, Pacifica Bank (the "Bank") and Pacifica Mortgage Company. The Company was organized under the laws of the State of Washington in October 2000 and is headquartered in Bellevue, Washington.

    At a special shareholders' meeting held on December 14, 2000, shareholders of the Bank voted for the Plan and Agreement of Reorganization (the "Plan") to reorganize the Bank as a wholly-owned subsidiary of a bank holding company, including a two-for-one stock split. Upon the approval of the Federal Reserve Bank of San Francisco and the Washington State Department of Financial Institutions Division of Banks (the "Department"), the Plan became effective on January 1, 2001 and the Company became the Bank's parent company. Upon reorganization, the Bank became a wholly-owned subsidiary of the Company and each outstanding whole share of the Bank common stock are exchanged for two shares of the Company common stock. Pacifica Mortgage Company, a wholly-owned subsidiary of the holding company, was formed on January 18, 2001.

    The Bank is a Washington state-chartered commercial bank, the deposits of which are insured by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank commenced banking operations in October 1998.

    The Company conducts a full range of commercial banking services. Pacifica's marketing strategy and general business plan are similar to strategies that have proven successful in similar situations involving new banks organized in the Pacific Northwest during the last several years. Pacifica targets small to mid-sized businesses, professionals, various Asian communities and companies doing business in Asia for commercial banking services because it believes that these groups may be currently under-served by other financial institutions.

    Pacifica's mission is to exceed customer, shareholder and community expectations in dedication, professionalism and innovation. The Company continuously reviews products and services in order to provide its customers more service options and better quality. Testing of our new Internet online banking service has proven to be successful. Full operation is expected to start in the first half of 2001. In addition, recent banking legislation allows affiliations among securities, insurance, banking and other financial companies and provides for the creation of financial holding companies and financial subsidiaries. If an appropriate opportunity is presented, Pacifica may elect to become a financial holding company. Further growth through branch expansion or acquisition into other geographic and product line markets may also be considered as new opportunities arise.

Market Area

    The primary market area from which we attract the majority of our customers is King County, Washington. Pacifica has its main office in the central business district of Bellevue, Washington, located approximately 10 miles from Seattle and also attracts customers from greater Seattle and communities along the I-5 corridor from Everett to Tacoma, Washington. Pacifica's market area has undergone significant business diversification, and the regional economy has experienced strong growth and stability in recent years.

Competition

    The Company operates in a highly competitive environment, competing for deposits, loans and other financial services with both banking institutions and non-financial institutions. Competition among financial institutions in Pacifica's primary market area is diverse and the strongest competition comes from commercial banks, savings banks, savings and loan associations, and brokerage firms.

    The offices of major banks have competitive advantages over Pacifica in that they have high public visibility and are able to maintain advertising and marketing activity on a much larger scale than Pacifica. Since single borrower lending limits imposed by law are dependent upon the capital of a banking institution, the branches of larger banks with substantial capital bases will also be at an advantage with respect to loan applications which exceed Pacifica's legal lending limits. However, these larger institutions generally appear to serve a different customer base than that targeted by Pacifica, thus Pacifica believes that it may be able to compete effectively for business based upon Pacifica's marketing plan.

    Pacifica expects the number of start-up community banks to increase because of the specialized service that such banks offer to potential customers. This phenomenon may result in significant challenges to existing banks, including Pacifica, to maintain the competitive level of their products and services.

    In order to compete with the other financial institutions in its primary market area, Pacifica uses, whenever possible, the flexibility that is accorded by being a locally-owned and managed community bank. Pacifica emphasizes personal, professional, responsive, accessible, international, flexible, and innovative service. Loan and consumer banking products and services are packaged so that Pacifica's loan, deposit and fee structures are competitive with the rest of the industry.

    Pacifica anticipates bank competition may change dramatically over the next several years as the major regional banks continue to consolidate, which means that these large financial institutions may provide incentives for their customers to rely less on personal types of service and instead promote the use of electronic banking. Pacifica views internet banking as another medium of service in addition to the traditional face-to-face approach. Pacifica believes the effective use of technology is an important tool in leveling competition. The Company will use internet banking to build on its strengths, personal approach, flexibility and convenience.

    The Company will continue to experience increased competition from non-banking companies as a result of the recent federal banking laws that eliminate certain barriers between banking and commercial firms.

Employees

    At December 31, 2000, the Company employed 40 full-time equivalent employees. Pacifica provides a variety of employment benefits and considers relations with its employees to be excellent.

Regulation and Supervision

General

    The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 ("BHC Act") registered with and subject to examination by the Board of Governors of the Federal Reserve System (the "FRB"). The Bank is a Washington state-chartered commercial bank and is subject to examination, supervision, and regulation by the Department. The FDIC insures the Bank's deposits and in that capacity also regulates the Bank.

    Banking is a highly regulated industry. Pacifica's earnings and activities are affected by legislation, by actions of the FRB, the Department, the FDIC and other regulators, and by local legislative and administrative bodies and decisions of courts in Washington State. That legislation and regulation does or may in the future:

  •
  limit Pacifica's ability to pay dividends,

  •
  impose additional requirements on the making, enforcement, and collection of consumer loans,

  •
  limit or expand Pacifica's permissible activities, including Pacifica's ability to sell mutual funds and other uninsured investment products to customers,

  •
  limit the finance charges or other fees or charges Pacifica can earn in such activities,

  •
  increase Pacifica's cost of doing business by changing the laws and regulations governing the operations and taxation of banks and other financial institutions, or otherwise,

  •
  affect the competitive balance between banks and other financial and non-financial institutions, or

  •
  further regulate banking and financial services.

    The likelihood of any such changes and their impact on us are impossible to predict. There can be no assurance whether any such legislation or regulation will place additional limitations on Pacifica's operations or adversely affect Pacifica's earnings. The earnings of Pacifica are also affected by general economic conditions and the conduct of monetary policy by the U.S. government.

Recent Reform Legislation

    Congress enacted major federal financial institution legislation in 1999. Among other things, the legislation allows certain affiliations among securities, insurance, banking and other financial companies and provides for the creation of financial holding companies and financial subsidiaries.

Affiliate Transactions

    Federal law imposes certain restrictions on transactions between insured depository institutions and their nonbank subsidiaries. With certain exceptions, federal law also imposes limitations on, and requires collateral for, extensions of credit by insured depository institutions to their nonbank affiliates. As an insured depository institution, the Bank is subject to these restrictions and limitations.

Branching and Interstate Acquisitions

    Federal law allows (a) banks in states that do not prohibit out-of-state mergers to merge with the approval of the appropriate federal banking agency, and (b) state banks to establish de novo branches out of their state if such branching is expressly permitted by the other state.

Banking Activities

    Federal and Washington state law and regulations govern the Bank's minimum capital requirements, required reserves against deposits, investments, loans (including loans to directors, officers and principal shareholders), legal lending limits, mergers and consolidations, borrowings, payment of dividends, establishment of branches and other aspects of its operations. The Department and the FDIC also have extensive authority to prohibit banks under their supervision from engaging in what they consider to be unsafe and unsound practices.

Capital Adequacy Requirements

    The FDIC has adopted regulations establishing minimum requirements for the capital adequacy of insured banks, which address both risk-based capital and leverage capital. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital." The FRB has also established capital adequacy requirements for bank holding companies, similar to those for banks.

Reports and Examinations

    Pacifica is required to file periodic reports with the FDIC, the FRB, and the Department and is subject to periodic examinations and evaluations by those regulatory authorities. These examinations must be conducted every 12 months, except that the FDIC may examine certain well-capitalized banks every 18 months. It is the policy of the Department to conduct joint examinations with the FDIC whenever possible.

Priority of Claims

    In the liquidation or other resolution of a failed insured depository institution, deposits in offices and certain claims for administrative expenses and employee compensation are afforded a priority over other general unsecured claims, including non-deposit claims. Such priority creditors would include the FDIC, which succeeds to the position of insured depositors.

Securities Reporting

    Pacifica is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Securities Exchange Act of 1934. Prior to December 31, 2000, the recurring reports under the Securities Exchange Act were filed with the FDIC's Registration, Disclosure and Securities Information Unit, and after that date, all recurring reports are filed with the SEC and are available on EDGAR.

ITEM 2.  DESCRIPTION OF PROPERTY

    Pacifica's office, where its banking operations and administrative functions are carried on, is located in the Skyline Tower, at 10900 NE 4th Street, Bellevue, Washington 98004, in the central business district of Bellevue. Pacifica currently leases approximately 14,347 square feet for operations of the Bank and Pacifica Mortgage Company, and plans to rent additional space within the next year to provide for internal growth.

ITEM 3.  LEGAL PROCEEDINGS

    Pacifica from time to time may be a party to routine litigation incidental to its business. Pacifica is not currently a party to any litigation, the adverse determination of which would be likely to have a material adverse effect upon Pacifica's business operations or assets.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At a special shareholders' meeting held on December 14, 2000, shareholders of the Bank voted for the Plan pursuant to which each share of the Bank's outstanding common stock was converted into two shares of the Company's common stock and, upon closing of that transaction, the Bank became a wholly-owned subsidiary of the Company. The Bank's total common stock outstanding at time of voting was 1,629,104, of which 1,253,237 shares voted "FOR" the Plan and no shares voted "AGAINST" the Plan.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Initial Offering; Holding Company Reorganization

    From June 1998 through January 1999, the Bank sold and issued 1,507,064 shares of common stock in connection with its initial unregistered offering. Effective January 1, 2001, each share of the Bank's common stock was exchanged for two shares of the Company's common stock pursuant to the Plan. Also effective on January 1, 2001 the Bank became a wholly-owned subsidiary of the Company. Upon closing of the reorganization, the Company had 3,258,208 shares of common stock outstanding.

Market for Common Equity

    Pacifica's stock is restricted and is not listed on any exchange or traded on the over-the-counter market. No broker makes a market in Pacifica's common stock, and sales are minimal. Due to the limited information available, the following price information may not accurately reflect the actual market value of Pacifica's shares. The following are the high and low sales prices for Pacifica's stock between individual investors, for transactions known to Pacifica, during 2000 and 1999 as adjusted for the two-for-one stock split effected in connection with the reorganization.

	2000		1999
	High	Low	High	Low
First quarter	$9.25	$9.20	$—	$—
Second quarter	9.25	9.13	7.00	6.50
Third quarter	9.25	9.25	8.50	8.00
Fourth quarter	10.00	8.00	9.25	8.50

	Years Ended December 31,
	2000	1999
Total shares traded	82,960(1)	78,610(2)

(1)
Exclusive of the exercise of stock options by existing and former employees totaling 21,440 shares at $5.00 per share, as adjusted for the two-for-one stock split, during the year.

(2)
Exclusive of the initial stock offering and 100,000 incentive stocks offering and the exercise of stock options by existing and former employees totaling 600 shares at $5.00 per share, as adjusted for the two-for-one stock split, during the year.

    As of December 31, 2000 and 1999 there were approximately 534 and 526 shareholders of record, respectively, of Pacifica common stock.

Dividends

    The Bank has paid no dividends since inception. Federal and applicable state banking laws and regulations limit the Bank's ability to pay dividends to the Company, and as a result, those laws and regulations indirectly limit the Company's ability to pay dividends to shareholders. On January 30, 2001, the Company adopted a dividend policy that provides that the Board of Directors will declare dividends only if the Company is considered to have adequate capital and strong earnings. The Company plans to retain earnings to support planned growth over the near term and does not anticipate paying dividends in the foreseeable future.

Employee Incentive Shares

    The Bank's Board of Directors reserved 200,000 shares of the Bank common stock for purchase by employees at a purchase price of $5.00 per share (adjusted for the 2-for-1 split as a result of the reorganization effective January 1, 2001). These reserved shares were set aside to provide employees the opportunity to acquire equity ownership in the Bank and thereby align their interests with the Bank's shareholders. As of December 31, 1999, all these reserved shares had been purchased by employees and, upon closing of the Plan of Reorganization discussed above, these shares were converted to common stock in the Company on the same terms as all other Bank shares.

Stock Option Plans

    In order to attract and retain highly qualified personnel, the Bank adopted an Employee Stock Option Plan (the "Option Plan"), which was approved by the Bank's shareholders. At the time of approval, 1,000,000 shares of common stock (adjusted for the 2-for-1 split as a result of the reorganization effective January 1, 2001) were reserved for issuance under the Option Plan. Upon closing of the reorganization, each outstanding and unexercised option to purchase one share of the Bank's common stock was converted to an option to purchase two shares of the Company's common stock, on substantially the same terms as the Option Plan. Also in connection with the reorganization, the Option Plan was amended to cover issuances of future options by the Company, and otherwise continues in form and substance similar to the Option Plan as in effect before the reorganization. The Option Plan is administered by the Board of Directors of Pacifica (or a committee thereof).

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto presented elsewhere in this report.

    The following discussion includes "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management's beliefs and assumptions based on currently available information, and we have not undertaken to update these statements except as required by the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder. Other than statements of historical fact regarding our financial position, business strategies and management's plans and objectives for future operations are forward-looking statements. When used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar meaning, as they relate to Pacifica or management, are intended to help identify forward-looking statements. Although we believe that management's expectations as reflected in forward-looking statements are reasonable, we cannot assure readers that those expectations will prove to be correct. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include our ability to maintain or expand our market share or net interest margins, and to implement our marketing and growth strategies. Further, actual results may be affected by our ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry as those factors relate to our cost of funds and return on assets. In addition, there are risks inherent in the banking industry relating to collectibility of loans and changes in interest rates. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in our other filings with the FDIC and the SEC. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations.

Overview

    Note:  The holding company reorganization was effected January 1, 2001. Financial information prior to January 1, 2001 represents Bank operations only.

    During the Bank's second full year of operation, management continued to focus on deposit growth in an effort to gain market share and support overall growth objectives. Deposits increased from $71.7 million at December 31, 1999 to $120.4 million at December 31, 2000, an increase of $48.7 million, or 68%, during 2000. Management also focused on loan growth, building on customer relationships previously established by Pacifica's lending team to increase total loans from $58.9 million at December 31, 1999 to $105.8 million at December 31, 2000, an increase of $47 million, or 80%. At December 31, 2000, Pacifica had assets of $138.7 million and stockholders' equity of $15.6 million, an increase of 61% and 14%, respectively, from December 31, 1999.

    Return on average assets (ROA) was 0.79% for the year 2000, compared to (1.12%) for 1999. Return on average stockholders' equity (ROE) was 6.15% for 2000 compared to (5.58%) for 1999. The Bank's average equity to average assets ratio was 12.91% and 20.09%, respectively, for 2000 and 1999.

Results of Operations

    Pacifica's results of operations depend to a large degree on its net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, primarily on customer deposits and borrowings. Changes in net interest income are influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. Interest income and expense are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and the actions of regulatory authorities.

    Pacifica also generates non-interest income, primarily through service charges, fees and other sources. The primary components of Pacifica's operating expenses are compensation and employee benefits expense, and occupancy expense.

    Net income was $878,000, or $0.49 per diluted share for 2000, compared to a net loss of $(731,000), or $(0.48) per diluted share for 1999. The rapid earnings growth in 2000 was due primarily to an increase in earning assets and a corresponding increase in net interest income.

Net Interest Income

    Net interest income is the difference between total interest income and total interest expense. Changes in net interest income are affected by several factors, including changes in average balances of earning assets and interest-bearing liabilities, changes in rates on earning assets and rates paid for interest-bearing liabilities, and the level of noninterest-bearing deposits and stockholders' equity. As Pacifica's balance sheet grows, its larger asset base has generated more interest income. Loans are the highest-yielding component of Pacifica's earning assets. Since inception, Pacifica has experienced strong loan demand. Loans averaged 75% of Pacifica's total assets during 2000, compared to 60% in 1999. Pacifica does not expect the yield spread to change significantly as a result of the Pacifica Mortgage Company formation since it currently originates primarily single-family mortgage loans and the loans are brokered to other servicing agents. Revenue source for the Pacifica Mortgage Company is presently fee income only.

    Net interest income after provision for loan losses for the year 2000 increased $2.8 million, or 135%, to $4.8 million, compared to $2.0 million in 1999. The increase in net interest income reflects significant growth in Pacifica's interest-earning assets, in particular loans and investments. On a dollar-for-dollar basis, interest-earning assets increased more than interest-bearing liabilities during 2000. Compared with 1999, average earning assets increased approximately $44.9 million, or 72%, to

$107 million while average interest-bearing liabilities increased $39.8 million, or 86%, to $85.8 million in 2000.

    As Pacifica employs more of its capital in loans and investments, the Bank's net interest margin continues to grow. Net interest margin (net interest income divided by average earning assets) was 5.12% in 2000, compared with 4.15% for 1999. The average yield on earning assets increased to 9.73% during 2000 from 7.81% in 1999.

    To a large extent, the asset yields and cost of funds reflect the level of interest rates as set by the FRB and the competitive nature of the financial services industry. Currently, Pacifica's assets tend to track the prime rate and reprice more quickly than its liabilities. The increase in net interest margin in 2000 compared to 1999 is primarily due to rising interest rates during the past year and the strong growth in interest-earning assets. In contrast, Pacifica may experience decreasing net interest income as a result of "rate squeeze" caused by this same principle in periods of falling interest rates. Management continually monitors Pacifica's mix of interest-earning assets and interest-bearing liabilities to maintain an appropriate balance.

    Our summary average balance sheet and net interest income data for the periods are shown as follows:

	2000			1999
(Dollars in thousands)	Average Balance	Interest Earned/Paid	Rate/ Yield	Average Balance	Interest Earned/Paid	Rate/ Yield
ASSETS
Interest-earning assets
Loans
Commercial	$32,147	$3,651	11.36%	$15,517	$1,414	9.11%
Real estate	48,218	4,439	9.21%	21,771	1,929	8.86%
Consumer	2,868	252	8.79%	1,925	148	7.69%

Total loans	83,233	8,342	10.02%	39,213	3,491	8.90%
Fees on loans	(373)	478		(170)	163

Total loans, net of fees	82,860	8,820	10.64%	39,043	3,654	9.36%
Investments
Taxable	12,150	843	6.94%	5,309	304	5.73%
Tax-exempt	—	—	—	—	—	—

Total investments	12,150	843	6.94%	5,309	304	5.73%

Interest-earning deposits with banks	8,472	529	6.24%	122	7	5.74%
Federal funds sold	3,343	209	6.25%	17,648	887	5.03%
Federal Home Loan Bank stock	245	16	6.53%	25	2	8.00%

Cash equivalent and FHLB stock	12,060	754	6.25%	17,795	896	5.04%

Total interest-earning assets	107,070	$10,417	9.73%	62,147	$4,854	7.81%

Noninterest-earning assets
Cash and due from banks	2,646			1,915
Premises and equipment, net of depreciation	1,175			1,229
Other, less allowance for loan losses	(202)			(76)

Total noninterest-earning assets	3,619			3,068

TOTAL ASSETS	$110,689			$65,215

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
Deposits
NOW, savings and money market accounts	$29,638	$1,358	4.58%	$16,950	$718	4.24%
Time deposits < $100,000	8,255	520	6.30%	2,934	152	5.18%
Time deposits > $100,000	47,837	3,050	6.38%	26,052	1,407	5.40%

Total interest-bearing deposits	85,730	4,928	5.75%	45,936	2,277	4.96%

Other short-term borrowed funds	65	4	6.15%	95	—	—

Total interest-bearing liabilities	85,795	4,932	5.75%	46,031	2,277	4.95%

Noninterest-bearing liabilities
Demand deposits	9,301			5,611
Other liabilities	1,306			470

	10,607			6,081

Stockholders' equity	14,287			13,103

TOTAL LIABILITIES AND EQUITY	$110,689			$65,215

Net interest income and net interest spread		$5,485	3.98%		$2,577	2.86%

Net interest margin (net interest income/earning assets)			5.12%			4.15%

    Average loans (net of deferred loan fees) were approximately $82.9 million in 2000, up $43.9 million from $39.0 million in 1999. Yield on the loan portfolio (net of deferred loan fees) averaged 10.64% in 2000, compared to 9.36% in 1999. The increase in loan yield is consistent with the rise in interest rates. During 2000, the prime rate increased from 8.5% at January 1, 2000 to 9.5% at December 31, 2000, compared with a prime rate of 7.75% for the first six months of 1999 and up to 8.5% at the end of 1999. Meanwhile, competition for deposits to fund continued growth in the primary market area has also placed upward pressure on the cost of interest-bearing liabilities. During 2000, average interest-bearing deposits were $85.7 million, an increase of $39.8 million compared to 1999. Cost of deposits increased from 4.96% for 1999 to 5.75% for 2000.

    Income on investments, interest-earning deposits and federal funds sold totaled $1.6 million in 2000, an increase of $397,000, or 33% when compared to 1999. Yield on investments was 6.94% for 2000, as compared to 5.73% in 1999.

    Rate/Volume Analysis.  The dollar amounts of interest income and interest expense fluctuate depending upon changes in interest rates and upon changes in amounts (volume) of Pacifica's interest-earning assets and interest-bearing liabilities. Changes attributable to (i) changes in volume (changes in average outstanding balances multiplied by the prior period's rate), (ii) changes in rate (changes in average interest rate multiplied by the prior period's volume), and (iii) changes in rate/volume (changes in rate times the change in volume that were allocated proportionately to the changes in volume and the changes in rate) were as follows:

	2000 vs. 1999			1999 vs. 1998
	Increase/(decrease) Due to			Increase/(decrease) Due to
			Total Change			Total Change
(Dollars in thousands)	Volume	Rate		Volume	Rate
Interest income
Loans
Commercial	$1,819	$418	$2,237	$1,012	$360	$1,372
Real estate	2,432	78	2,510	1,447	463	1,910
Consumer	75	29	104	121	24	145

Interest income—loans (excluding fees)	4,326	525	4,851	2,580	847	3,427
Fees on loans	80	235	315	80	—	80

Interest income—loans (including fees)	4,406	760	5,166	2,660	847	3,507
Investments
Taxable	463	76	539	175	113	288
Tax-exempt	—	—	—	—	—	—

Total interest income — investments	463	76	539	175	113	288
Interest-earning deposits with banks	521	1	522	(122)	96	(26)
Federal funds sold	(855)	177	(678)	43	659	702
Federal Home Loan Bank stock	14	—	14	2	—	2

	(320)	178	(142)	(77)	755	678

Total interest income	4,549	1,014	5,563	2,758	1,715	4,473
Interest expense
Deposits
NOW, savings and money market accounts	577	63	640	563	120	683
Time Deposits < $100,000	329	39	368	116	31	147
Time deposits > $100,000	1,351	292	1,643	888	413	1,301

Total interest expense on deposits	2,257	394	2,651	1,567	564	2,131
Other borrowed funds	—	4	4	—	—	—

Total interest expense	2,257	398	2,655	1,567	564	2,131

Net interest income	$2,292	$616	$2,908	$1,191	$1,151	$2,342

Noninterest Income

    Noninterest income increased by $174,000, or 73%, to $415,000 in 2000, compared to $241,000 in 1999. The increase during 2000 was due mainly to the continued growth in international banking services and other fee income. Pacifica's international banking service fees totaled $203,300 in 2000, an increase of $120,100, or 145%, compared to that of 1999. The growth in service fees, credit card fees, wire transfer fees and other fee income was a result of the successful expansion of the various Pacifica services and the increase in transaction volume.

    The following table presents a breakdown of various components of Pacifica's noninterest income for 2000 and 1999.

	Years Ended December 31,
			Net Change
(Dollars in thousands)	2000	1999
International banking service fees	$203	$83	$120
Service fees	52	17	35
Overdraft fees	47	27	20
Brokered loan fees	41	34	7
Credit card fees	36	16	20
ATM fees	18	21	(3)
Other fee income	18	43	(25)

	$415	$241	$174

Noninterest Expense

    Noninterest expense increased $1.3 million, or 43%, to 4.3 million during 2000, compared to $3 million in 1999. The increase resulted primarily from the additional personnel costs and other expenses associated with Pacifica's growth.

    Set forth below is a schedule showing additional detail concerning increases in the Company's noninterest expense for 2000 compared with 1999:

	Years Ended December 31,
			Net Change
(Dollars in thousands)	2000	1999
Compensation and employee benefits	$2,718	$1,789	$929
Loan origination costs	(273)	(242)	(31)

Net compensation and employee benefits	2,445	1,547	898
Occupancy expense	592	570	22
Professional services	193	71	122
B&O taxes	164	78	86
Travel and entertainment	128	98	30
Office supplies, stationary and printing	106	84	22
Director fees	104	21	83
Advertising, marketing and bank promotions	98	69	29
Data processing	91	79	12
Couriers, postage and mail service	77	51	26
Telephone and data communications	57	41	16
Other expenses	250	291	(41)

Total other expenses	1,268	883	385

Total noninterest expense	$4,305	$3,000	$1,305

    Salaries and employee benefits expenses were approximately $2.4 million in 2000, compared to $1.5 million in 1999. The increase was primarily a result of the growth in the number of employees. Pacifica had 40 full-time equivalent employees at December 31, 2000, compared with 29 full-time equivalent employees at December 31, 1999.

    Occupancy and equipment expense was $591,800 in 2000, up $21,700, or 4%, from 1999. The increase in occupancy and equipment expense was due primarily to the increase in building lease expense. Pacifica leased additional office space in June 2000 to provide for internal growth. We leased an additional 3,545 square feet of office space in March 2001 and expect to lease more office space to provide for our continued growth. Therefore, occupancy and equipment expense is expected to increase for 2001.

    Total expenses, other than compensation and employee benefits and occupancy expense, were $1.3 million in 2000, an increase of 385,000, or 44%, from 1999. The increase is due primarily to our rapid growth and the reorganization costs associated with the formation of the bank holding company.

Analysis of Financial Condition

Lending Activities

    Loan Portfolio Composition.  Pacifica originates a wide variety of loans to small and medium sized businesses and individuals. The following table sets forth the loan portfolio composition by type of loan at the dates indicated:

	December 31,
(Dollars in thousands)	2000	% of Total	1999	% of Total
Commercial and industrial loans	$46,161	44%	$20,717	35%
Real estate—construction	23,173	22%	14,267	24%
Real estate—mortgage	33,441	31%	21,634	37%
Consumer and other	3,519	3%	2,538	4%

	106,294	100%	59,156	100%
Less deferred loan fees	(472)	0%	(297)	0%

Total loans	$105,822	100%	$58,859	100%

    At December 31, 2000, total loans increased by $47 million, or 80%, to $105.8 million from $58.9 million at year-end 1999. Commercial loans, real estate construction and real estate mortgage loans were the categories that contributed to the majority of the increase. Commercial loans increased $25.4 million, or 123%; real estate construction loans increased $8.9 million, or 62%; real estate mortgage loans increased $11.8 million, or 55%; while consumer and other loans increased $981,000, or 39%. Changes in loan balances occurred mainly as a result of new originations. Funding for the growth in loans in 2000 came from an increase in interest-bearing liabilities and from noninterest-bearing sources of funds and capital.

    Pacifica's commercial loan portfolio includes loans to businesses in the manufacturing, wholesale, retail, service, agricultural, and construction industries, primarily located in King County. As of December 31, 2000, there was no significant concentration of loans to any particular group of customers engaged in similar activities and having similar economic characteristics. However, due to the limited scope of Pacifica's primary market area, a substantial geographic concentration of credit risk exists and, as a result, localized economic downturns can be expected to have a more pronounced effect on Pacifica than they might with a similar but more geographically diversified business.

Investment Activities

    Pacifica's investment portfolio is an important source of liquidity and interest income. The Company's total investment portfolio increased by $7.1 million, or 57%, from $12.4 million at year-end 1999 to $19.5 million at year-end 2000. Pacifica is a stockholder in the Federal Home Loan Bank of Seattle ("FHLB"). As of December 31, 2000 and 1999, Pacifica owned FHLB stock of $255,000 and

$239,000 respectively. Available-for-sale securities were $17.7 million and $11.6 million at December 31, 2000 and 1999, respectively. The Company had no sales of securities during 2000. Purchases during the year totaled $14.3 million while maturities and principal paydowns totaled $9.0 million. The Company had no held-to-maturity or trading securities at December 31, 2000 and 1999. All securities are classified as available-for-sale and are carried at fair value. As of December 31, 2000, U.S. government agency securities comprised 52% of the securities portfolio, with mortgage-backed securities at 31% and corporate notes/bonds at 17%. Securities are used by management as part of its asset/liability management strategies and may be sold in response to interest rate changes or significant prepayment risk.

    The amortized cost, fair value and average yield of investment securities by contractual maturity at December 31, 2000 and 1999 are shown as follows:

	2000 Available-For-Sale Securities			1999 Available-For-Sale Securities
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
U.S. Government agencies
One year or less	$1,997	$1,998	6.29%	$2,000	$1,998	5.50%
Over 1 year through 5 years	100	101	6.75%	494	492	6.20%
After 5 years through 10 years	1,442	1,531	7.24%	—	—	0.00%
Over 10 years	5,108	5,499	7.78%	—	—	0.00%
Mortgage-backed securities
One year or less	111	109	2.92%	—	—	0.00%
Over 1 year through 5 years	546	546	6.43%	1,457	1,445	6.36%
After 5 years through 10 years	1,090	1,107	7.06%	1,079	1,074	6.14%
Over 10 years	3,608	3,713	7.49%	1,522	1,494	6.70%
Corporate debt securities
One year or less	—	—	0.00%	5,075	5,075	6.26%
Over 1 year through 5 years	969	991	7.45%	—	—	0.00%
After 5 years through 10 years	2,000	2,066	7.00%	—	—	0.00%

	$16,971	$17,661	7.26%	$11,627	$11,578	6.19%

Asset Quality

    Analysis of Provision and Allowance for Loan Losses.  Pacifica's loan loss analysis procedure emphasizes early detection and charge-off of loan losses. Pacifica has had no loan charge-offs since the Bank's inception in 1998. However, owing to the newness of the Bank's operations, management does not believe this trend will continue.

    The allowance for loan losses is established to absorb potential loan losses inherent in a loan portfolio. The allowance is increased by a provision for loan losses, and reduced by loans charged off (net of recoveries). The provision for loan losses is charged directly against earnings in the corresponding period. On the balance sheet, the loan loss reserve is applied against gross loans to arrive at net loans outstanding. If a loan is charged off, the charge-off reduces net loans on the balance sheet only to the extent the charge-off exceeds the established reserve; from the income statement perspective, the charge-off in excess of the reserve ordinarily is charged against operating revenues.

    Management reviews and evaluates the appropriate level of the allowance for loan losses and determines the provision on a monthly basis. The evaluation by management includes consideration of changes in the nature and volume of the portfolio as well as commitments and standby letters of credit, overall portfolio quality, past loan loss experience, peer bank experience, loan concentrations, specific problem loans, internal and external credit examination results, and the current economic conditions that may affect the borrowers' ability to pay. Management monitors delinquencies closely. Loan loss reserve calculation and the delinquencies are reported to the Board of Directors and the Bank Loan Committee at least monthly. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require Pacifica to increase the allowance for loan losses based on their judgment about information available to them at the time of their examination.

    The relatively young age of Pacifica's loan portfolio makes it difficult to determine the degree of loss that ultimately may reside in its loan portfolio. Management has made provisions for loan losses aiming to maintain a reasonable reserve against outstanding loans while the portfolio is in its early growing stage. Management believes the allowance at December 31, 2000 is adequate to cover potential losses based on the factors mentioned above. Management anticipates additional provisions for loan losses will be made in the future as the loan portfolio matures and the expected rapid growth continues. Changes in economic conditions may also warrant increasing provisions for loan losses.

    The allowance for loan losses was $1.3 million, or 1.23% of total loans, at December 31, 2000 and $589,000, or 1% of total loans, at December 31, 1999. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination. Due to the recent downgrade of a significant lending relationship, we expect to make an additional loan loss provision of approximately $400,000 before the end of the first quarter.

    The following table shows the allocation of the allowance for loan losses at December 31, 2000 and 1999:

	December 31,
	2000		1999
(Dollars in thousands)	$ Amount	%	$ Amount	%
Balance applicable to:
Commercial and industrial loans	$575	44%	$206	35%
Real estate—construction	287	22%	141	24%
Real estate—mortgage	405	31%	218	37%
Consumer and other	39	3%	24	4%

Total	$1,306	100%	$589	100%

    The following table provides an analysis of Pacifica's allowance for loan losses:

	December 31,
(Dollars in thousands)	2000	1999
Nonperforming loans:
Nonaccrual loans	$—	$—
Restructured loans	—	—
Accruing loans 90 days or more past due	22	—

Total nonperforming loans	22	—
Other real estate owned	—	—

Total nonperforming assets	$22	$—

Allowance for possible loan and lease losses	$1,306	$589
Allowance as a percentage of nonperforming loans	5936.36%	N/A
Allowance as a percentage of total loans	1.23%	1.00%
Nonperforming loans and other real estate owned as a percentage of total loans and other real estate owned	0.02%	—
Nonperforming loans as a percentage of total loans	0.02%	—

    Nonperforming Assets.  Nonperforming loans include nonaccrual loans, restructured loans, and loans 90 days or more past due. Pacifica's policy generally is to place loans on a nonaccrual basis when, in management's judgment, the collateral value and the financial condition of the borrower do not justify accruing interest as an income item. Interest previously recorded but not deemed collectible is reversed and charged against current income. Interest income on these loans is then recognized when collected. Restructured loans are loans for which the contractual interest rate has been reduced or other concessions are granted to the borrower because of deterioration in the financial condition of the borrower resulting in the borrower's inability to meet the original contractual terms of the loans.

    At December 31, 1999, Pacifica had no nonperforming loans. There was one loan in the amount of $21,700 that was past due 90 days at December 31, 2000. Subsequent to year-end, this loan was classified as a nonaccrual loan. Based on industry norms, Pacifica does not expect that its charge-off and nonperforming loan experience will continue to be as favorable in future periods.

    Maturities and Sensitivities of Loans to Changes in Interest Rate.  The following table presents the aggregate contractual maturities of loans as of December 31, 2000 and the amounts of variable and fixed rate loans that mature after one year.

(Dollars in thousands)	Within One Year	One to Five Years	After Five Years	Total
Contractual Maturities
Commercial	$40,419	$5,686	$56	$46,161
Real estate—construction	20,473	952	1,748	23,173
Real estate—mortgage	3,897	25,500	4,044	33,441
Consumer and other	1,779	1,740	—	3,519

Total	$66,568	$33,878	$5,848	$106,294

Fixed rate loans		$22,306	$633	$22,939
Variable rate loans		11,572	5,215	16,787

Total		$33,878	$5,848	$39,726

Premises and Equipment

    During 2000, fixed assets decreased by $14,400. The net change included purchases of $253,300 and depreciation expenses of $267,700. The Company's capital expenditures are expected to increase in 2001. Such expenditures will include the remodeling costs for additional office spaces for the Bank and Pacifica Mortgage Company, and additional expenditures for new furniture, equipment and software.

Liquidity and Sources of Funds

    The primary function of asset/liability management is to ensure adequate liquidity and maintain an appropriate balance between interest sensitive earning assets and liabilities. Liquidity management focuses on Pacifica's ability to meet the financial demands of depositors, creditors and borrowers. Pacifica actively manages the levels, types and maturities of earning assets in relation to the funding sources available to ensure that adequate funding will be available at all times. Management believes that Pacifica's liquidity is adequate to meet operating and funding requirements.

    Pacifica's primary sources of new funds are customer deposits. These funds, together with loan repayments, retained earnings, equity, and other borrowed funds are used to make loans, to acquire investment securities and other assets, and to fund continuing operations. Pacifica also may use advances from the Federal Home Loan Bank and borrowings at correspondent banks to meet short-term liquidity needs.

Deposits

    Pacifica offers various types of deposit accounts, including checking, savings, money market accounts and a variety of certificate of deposit accounts. Total deposits increased 68% to $120.4 million at December 31, 2000, compared to $71.7 million at December 31, 1999. Pacifica seeks to attract deposits in its primary market area by pricing its products competitively and delivering quality service.

    Time deposits accounted for 71% of the total interest-bearing deposits at December 31, 2000, and 65% at December 31, 1999. Money market deposits made up 23% and 29% of the total interest-bearing deposits at December 31, 2000 and 1999, respectively. NOW accounts made up 6% and 5% of the interest-bearing deposits at December 31, 2000 and 1999, respectively.

    Noninterest-bearing deposits were $9.0 million at December 31, 2000, a decrease of $13,400 compared to year-end 1999. During the same period, interest-bearing deposits increased $48.7 million, or 78%, to $111.4 million, with the growth being attributable to time deposits, money market deposits, and NOW accounts. During the year 2000, money market accounts increased $7.3 million to $25.7 million, NOW accounts increased $3.5 million to $6.7 million, while time deposits increased $37.8 million to $78.8 million.

    The following table sets forth the average balances outstanding and average interest rates for each major category of our deposits for the periods indicated:

	Years Ended December 31,
	2000		1999
(Dollars in thousands)	Average Balances	Average Yield	Average Balances	Average Yield
Interest-bearing demand accounts	$4,821	2.74%	$3,081	2.75%
Money market accounts	24,706	4.95%	13,774	4.57%
Savings accounts	111	3.75%	95	3.75%
Certificates of deposit	56,092	6.36%	28,986	5.38%

Total interest-bearing accounts	85,730	5.75%	45,936	4.96%
Noninterest-bearing demand accounts	9,301	—	5,611	—

Total average deposits	$95,031	5.19%	$51,547	4.42%

    The only deposit category with stated maturity dates is certificates of deposit. At December 31, 2000, Pacifica had $78.8 million in certificates of deposit. Approximately 86% of the total number of Pacifica's certificates of deposit accounts, or 72% of the total dollar volume, renew automatically at maturity, unless otherwise directed by the customer.

    The following table sets forth the amounts and maturities of certificates of deposit with balances of $100,000 or more at December 31, 2000.

(Dollars in thousands)	December 31, 2000
Remaining maturity:
Less than three months	16,295
Three to six months	17,056
Six to twelve months	32,025
Over twelve months	1,025

$66,401

Borrowings

    At December 31, 2000, Pacifica had demand notes issued to the U.S. Treasury in the amount of $375,900, representing the Treasury Tax and Loan note balance. Pacifica did not have any borrowed funds as of December 31, 1999.

Capital

    Pacifica's stockholders' equity at December 31, 2000 was $15.6 million, compared with $13.8 million at year-end 1999. During 2000, Pacifica employees and directors exercised 21,440 shares of stock options, which increased both common stock and capital surplus by $107,200.

    At inception of the Bank, as required by state regulation, we allocated $3.3 million of the proceeds received from the sale of common stock to undivided profits to allow for anticipated losses incurred during the initial operating periods of the Bank. Effective December 31, 2000, we transferred the $3.3 million originally allocated to undivided profits back to surplus to properly state the accumulated deficit and the surplus. As a result of the transfer and the addition of $878,000 from current year net income, we reported an accumulated deficit of $1.4 million at December 31, 2000.

    Accumulated other comprehensive income was $735,600 as of year-end 2000, compared to an accumulated comprehensive loss of $32,700 at year-end 1999. This represents the unrealized gains on available-for-sale securities and the cash flow hedge, net of tax effect. Shareholders' equity was 11% and 16% of total assets at December 31, 2000 and 1999, respectively.

    Pacifica is subject to minimum capital requirements. The FDIC has adopted regulations establishing minimum requirements for the capital adequacy of FDIC insured banks, which address both risk-based capital and leverage capital. Under the risk-based capital guidelines, risk percentages are assigned to various categories of assets and off balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders' equity (which does not include unrealized gains and losses on securities), less goodwill and certain identifiable intangible assets, while Tier II capital includes the allowance for loan losses and subordinated debt, both subject to certain limitations. The FDIC's leverage capital guidelines require banks to maintain a minimum ratio of Tier I capital to average total adjusted assets ("leverage ratio") of 3%.

    The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk. Banks with capital ratios below the required minimum are subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

    The FDIC has established qualifications necessary to be classified as a well-capitalized bank, primarily for assignment of FDIC insurance premium rates. The following table sets forth the current regulatory requirements for capital ratios that are applicable to Pacifica, compared with Pacifica's capital ratios at dates indicated. The table illustrates that Pacifica's capital ratios well exceeded the regulatory capital requirements and qualified as well capitalized.

Capital Ratios	Regulatory Minimum	To Be Well Capitalized	Pacifica's Actual Ratio December 31, 2000
Tier I Capital to Risk-Weighted Assets Ratio	4.00%	6.00%	12.00%
Total Capital to Risk-Weighted Assets Ratio	8.00%	10.00%	13.05%
Leverage ratio	3.00%	5.00%	11.45%

Asset/Liability Management

    Pacifica maintains an asset/liability management policy that provides guidelines for controlling exposure to interest rate risk. The guidelines direct management to assess the impact of changes in interest rates upon both earnings and capital. The guidelines further provide that in the event of an increase in interest rate risk beyond preestablished limits, management will consider steps to reduce interest rate risk to acceptable levels.

    The analysis of an institution's interest rate gap (the difference between the repricing of interest-earning assets and interest-bearing liabilities during a given period of time) is one standard tool for the measurement of the exposure to interest rate risk. Pacifica believes that because interest rate gap analysis does not address all factors that can affect earnings performance, it should be used in conjunction with other methods of evaluating interest rate risk.

    The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap of Pacifica's interest-earning assets and interest-bearing liabilities at December 31, 2000. The amounts in the table are derived from Pacifica's internal data and are based upon regulatory reporting formats. Therefore, they may not be consistent with financial information appearing elsewhere in this report that has been prepared in accordance with generally accepted accounting principles. The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawal of deposits and competition. For example:

  •
  although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates;

  •
  the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while other types may lag behind changes in market interest rates;

  •
  certain assets have features which restrict changes in the interest rates of such assets both on a short-term basis and over the lives of such assets;

  •
  in the event of a change in market interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the tables; and

  •
  the ability of many borrowers to service their adjustable-rate debt may decrease in the event of a substantial increase in market interest rates.

	December 31, 2000 Estimated Maturity or Repricing
(Dollars in thousands)	0-3 Months	4-12 Months	1-5 Years	Thereafter	Total
Interest-earning assets
Interest-earning deposits	$7,348	$—	$—	$—	$7,348
Federal funds sold	3,090	—	—	—	3,090
Investment securities	2,138	2,123	3,020	10,380	17,661
Loans	76,829	11,201	17,510	330	105,870

Total interest-earning assets	$89,405	$13,324	$20,530	$10,710	$133,969

Percent of total interest-earning assets	66.74%	9.95%	15.32%	7.99%	100.00%

Interest-bearing liabilities
Deposits
NOW, savings and money market accounts	$10,889	$—	$21,678	$—	$32,567
Time deposits	18,142	59,190	1,517	—	78,849
Other short-term borrowed funds	376	—	—	—	376

Total interest-bearing liabilities	$29,407	$59,190	$23,195	$—	$111,792

Percent of total interest-earning assets	21.95%	44.18%	17.31%	0.00%	83.45%

Rate Sensitivity Gap	$59,998	$(45,866)	$(2,665)	$10,710	$22,177
Cumulative rate sensitivity gap	59,998	14,132	11,467	22,177	—
Cumulative gap as percentage of total assets	43.27%	10.19%	8.27%	15.99%	—
Total assets					$138,650

Interest Rate Swaps

    As part of its asset/liability management, Pacifica uses interest rate swaps to hedge interest rate exposure on a portion of its variable loans. During 2000, Pacifica entered into two $10 million interest rate swap agreements with the objective of stabilizing cash flows, and accordingly, net interest income, over time. Under the swap agreements, Pacifica receives a fixed rate of interest on a semi-annual basis, and pays an adjustable rate on a quarterly basis. As of December 31, 2000, the unrealized gain on the cash flow hedge was $279,933, net of income taxes, which was included in the balance of accumulated other comprehensive income. The periodic settlement of the swaps results in the reclassifying into earnings the gains or losses that are reported in accumulated comprehensive income. No gain or loss was reclassified as earnings in 2000. See Note 13 in the Notes to Financial Statements.

Interest Rate Sensitivity on Net Interest Income

    A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. If interest rates gradually decrease or increase, respectively, from current rates by 100 basis points over a twelve-month period, then Pacifica would expect:

  •
  a decrease in net interest income of $259,000 and an increase in net interest income of $207,000, based on the results of the simulation model as of December 31, 2000, and

  •
  a decrease or an increase in net interest income of $259,000 based on the results of the simulation model as of December 31, 1999.

Effects of Inflation and Changing Prices

    The primary impact of inflation on our operations is increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates.

New Accounting Pronouncements

    See Note 16 of Notes to Financial Statements on page 47 of this report.

ITEM 7.  FINANCIAL STATEMENTS

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Pacifica Bank

    We have audited the accompanying balance sheet of Pacifica Bank as of December 31, 2000 and 1999, and the related statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacifica Bank as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Bellingham, Washington
January 26, 2001

PACIFICA BANK

BALANCE SHEET

December 31, 2000 and 1999

	2000	1999
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$9,338,607	$10,615,350
Federal funds sold	3,090,000	3,250,000

Total cash and cash equivalents	12,428,607	13,865,350

INVESTMENTS
Interest bearing deposits in other banks	1,557,094	603,839
Securities available-for-sale	17,660,877	11,577,295
Federal Home Loan Bank stock, at cost	254,900	239,200

Total investments	19,472,871	12,420,334
LOANS	105,822,454	58,859,100
Less allowance for loan losses	(1,306,000)	(588,591)

Total loans, net	104,516,454	58,270,509

OTHER ASSETS
Bank premises and equipment, net	1,191,940	1,206,324
Accrued interest receivable	958,959	380,140
Other	81,336	60,765

Total other assets	2,232,235	1,647,229

TOTAL ASSETS	$138,650,167	$86,203,422

LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS
Noninterest-bearing	$8,995,330	$9,008,745
Interest-bearing	111,416,031	62,692,180

Total deposits	120,411,361	71,700,925

OTHER LIABILITIES
Accrued interest payable	1,711,769	613,158
Other accrued liabilities	524,998	123,929
Other borrowings	375,888	—

Total other liabilities	2,612,655	737,087

Total liabilities	123,024,016	72,438,012

STOCKHOLDERS' EQUITY
Preferred stock, $-0- par value, 3,000,000 shares authorized; none issued	—	—
Common stock, $5 par value, 10,000,000 shares authorized, 1,629,104 and 1,607,664 shares issued and outstanding at December 31, 2000 and 1999, respectively	8,145,520	8,038,320
Capital surplus	8,145,520	4,753,375
Undivided profits (accumulated deficit)	(1,400,483)	1,006,444
Accumulated other comprehensive income (loss), net of tax	735,594	(32,729)

Total stockholders' equity	15,626,151	13,765,410

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$138,650,167	$86,203,422

See accompanying notes to these financial statements.

PACIFICA BANK

STATEMENT OF INCOME

For the Years Ended December 31, 2000 and 1999

	2000	1999
INTEREST
Loans, including fees	$8,820,332	$3,653,628
Investments and interest-bearing deposits	1,388,036	312,806
Federal funds sold	209,384	887,796

Total interest income	10,417,752	4,854,230

INTEREST EXPENSE
Deposits	4,928,244	2,276,812
Other borrowings	4,404	—

Total interest expense	4,932,648	2,276,812

NET INTEREST INCOME	5,485,104	2,577,418
PROVISION FOR LOAN LOSSES	717,409	548,591

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,767,695	2,028,827

NONINTEREST INCOME
Service fees	51,768	16,994
Other income	363,418	223,467

Total noninterest income	415,186	240,461

NONINTEREST EXPENSES
Salaries and employee benefits	2,445,184	1,547,478
Occupancy and equipment	591,817	570,078
Other expenses	1,267,862	883,012

Total noninterest expenses	4,304,863	3,000,568

INCOME (LOSS) BEFORE INCOME TAXES	878,018	(731,280)
INCOME TAXES	—	—

NET INCOME (LOSS)	$878,018	$(731,280)

NET INCOME (LOSS) PER SHARE OF COMMON STOCK
Basic	$0.54	$(0.48)

Diluted	$0.49	$(0.48)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	1,616,632	1,522,963

Diluted	1,803,934	1,522,963

See accompanying notes to these financial statements.

PACIFICA BANK

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2000 and 1999

					Accumulated Other Comprehensive Income (Loss) Net of Tax
	Common Stock			Undivided Profits (Accumulated Deficit)
			Capital Surplus			Total Stockholders' Equity	Comprehensive Income (Loss)
	Shares	Amount
BALANCE, December 31, 1998	1,348,119	$6,740,595	$3,455,650	$1,737,724	$—	$11,933,969
Comprehensive income (loss)
Net income (loss)				(731,280)		(731,280)	$(731,280)
Other comprehensive income (loss)
Change in unrealized gains (losses) on available-for-sale securities, net of tax effects of $(16,860)					(32,729)	(32,729)	(32,729)

Total comprehensive income (loss)							$(764,009)

Common stock issued	258,945	1,294,725	1,294,725			2,589,450
Stock options exercised	600	3,000	3,000			6,000

BALANCE, December 31, 1999	1,607,664	8,038,320	4,753,375	1,006,444	(32,729)	13,765,410
Comprehensive income
Net income				878,018		878,018	$878,018
Other comprehensive income
Change in unrealized gains on available-for-sale securities, net of tax effects of $251,595					488,390	488,390	488,390
Change in unrealized gains on cash flow hedge, net of tax effect of $144,208					279,933	279,933	279,933

Total comprehensive income							$1,646,341

Transfer from undivided profits to capital surplus (Note 7)			3,284,945	(3,284,945)		—
Stock options exercised	21,440	107,200	107,200			214,400

BALANCE, December 31, 2000	1,629,104	$8,145,520	$8,145,520	$(1,400,483)	$735,594	$15,626,151

See accompanying notes to these financial statements.

PACIFICA BANK

STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2000 and 1999

Increase (Decrease) In Cash

	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$878,018	$(731,280)
Adjustments to reconcile net income to net cash flows from operating activities
Provision for loan losses	717,409	548,591
Net amortization (accretion) of securities	(93,559)	(64,790)
Realized loss on sale of available-for-sale securities, net	—	870
Federal Home Loan Bank stock dividends	(15,700)	—
Depreciation	267,661	281,742
Changes in operating assets and liabilities
Interest receivable	(578,819)	(314,458)
Other assets	(20,571)	87,774
Interest payable	1,098,611	532,075
Other liabilities, net	5,268	(3,479)

Net cash flows from operating activities	2,258,318	337,045

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing deposits in banks	(953,255)	(603,839)
Purchases of available-for-sale investment securities	(14,287,265)	(16,610,158)
Proceeds from sales, maturities and principal payments of available-for-sale securities	9,037,226	14,283,618
Net change in loans made to customers	(46,539,214)	(48,845,071)
Purchases of Federal Home Loan Bank stock	—	(239,200)
Additions to premises and equipment	(253,277)	(357,454)

Net cash flows from investing activities	(52,995,785)	(52,372,104)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in noninterest-bearing deposits	(13,415)	6,562,427
Increase in interest-bearing deposits	48,723,851	38,510,191
Increase in other borrowings	375,888	—
Principal payments on lease obligations	—	(524,031)
Proceeds from issuance of common stock	214,400	2,595,450

Net cash flows from financing activities	49,300,724	47,144,037

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,436,743)	(4,891,022)
CASH AND CASH EQUIVALENTS, beginning of year	13,865,350	18,756,372

CASH AND CASH EQUIVALENTS, end of year	$12,428,607	$13,865,350

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$3,834,037	$1,744,737

See accompanying notes to these financial statements.

PACIFICA BANK

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Nature of Operations—Pacifica Bank (the "Bank") provides a full range of banking services to individuals and small-to-medium sized businesses through its office in Bellevue, Washington. The Bank is subject to significant competition from other financial institutions. The Bank is also subject to the regulations of certain Federal and State of Washington agencies and undergoes periodic examinations by those regulatory authorities.

    Financial Statement Presentation and Use of Estimates—The financial statements have been prepared in accordance with generally accepted accounting principles and reporting practices applicable to the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, as of the date of the balance sheet, and revenues and expenses for the period. Actual results could differ from estimated amounts. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans.

    Cash and Cash Equivalents—For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Investments in federal funds sold are made with major banks as approved by the Board of Directors.

    The Bank maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

    Included in cash and due from banks are legally reserved amounts which are required to be maintained on an average basis in the form of cash and balances due from the Federal Reserve Bank and other banks. Average reserve requirements approximate $215,000 and $100,000 for the years ended December 31, 2000 and 1999, respectively.

    Interest-bearing Deposits in Other Banks—Interest-bearing deposits in banks mature within one year and are carried at cost.

    Investments—The Bank's investments are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale, or (3) trading. Investment securities are categorized as held-to-maturity when the Bank has the positive intent and ability to hold those securities to maturity. Securities which are held-to-maturity are stated at cost and adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income.

    Investment securities categorized as available-for-sale are generally held for investment purposes (to maturity), although unanticipated future events may result in the sale of some securities. Available-for-sale securities are recorded at estimated fair value, with the net unrealized gain or loss (net of the related tax effect) reported as "other comprehensive income (loss)" within the statement of stockholders' equity. Realized gains or losses on dispositions are based on the net proceeds and the adjusted carrying amount of securities sold, using the specific identification method.

    Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary are recognized by write-downs of the individual securities to their fair value. Such write-downs would be included in earnings as realized losses.

    Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

    The Bank had no held-to-maturity or trading securities at December 31, 2000 and 1999.

    Federal Home Loan Bank Stock—The Bank's investment in Federal Home Loan Bank (the "FHLB") stock is carried at par value ($100 per share), which reasonably approximates its fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of outstanding FHLB advances. The Bank may request redemption at par value of any stock in excess of the amount the Bank is required to hold. Stock redemptions are at the discretion of the FHLB.

    Loans Held for Sale—Loans originated and intended for sale in secondary markets are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Gains or losses on the sale of such loans are based on the specific identification method. There were no loans held for sale at December 31, 2000 and 1999.

    Loans Receivable—Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

    Interest income is accrued on the unpaid principal balance. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the related loan using the interest method.

    The Bank considers loans impaired when it is probable the Bank will not be able to collect all amounts as scheduled under a loan agreement. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Changes in these values will be reflected in income and as adjustments to the allowance for possible loan losses.

    The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received, or payment is considered certain.

    Allowance for Loan Losses—The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

    The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Additionally, loans are subject to examinations by state and federal regulators, who, based upon their judgment, may require the Bank to make additional provisions or adjustments to its allowance for loan losses.

    Bank Premises and Equipment—Bank premises and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets, which range from three to ten years. Total depreciation expense was $267,661 and $281,742 in 2000 and 1999, respectively.

    Income Taxes—Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred taxes result from temporary differences in the recognition of certain income and expense amounts between the Bank's financial statements and its tax returns. The principal items giving rise to these differences include depreciation, investment income and loan loss reserves. Because of unused net operating losses and preopening expenses and uncertainty surrounding their use, the Bank has not recognized a tax provision within the statement of operations.

    Financial Instruments—(1)  Credit Related Financial Instruments.  In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

    (2)  Derivative Financial Instruments.  The Bank adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, effective October 1, 2000. SFAS No. 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated and qualifies for hedge accounting and, if it does, the type of hedge transaction.

    For a qualifying cash flow hedge transaction in which the Bank is hedging a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability, changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows. The ineffective portion of all hedges will be recognized in current-period earnings.

    The Bank formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash-flow hedges to specific assets and/or liabilities on the balance sheet. The Bank also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Bank discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item; (2) the derivative expires or is sold, terminated, or exercised; or (3) management determines that designation of the derivative as a hedge instrument is no longer appropriate. In these situations where hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current-period earnings. All gains or losses that were accumulated in other comprehensive income will be recognized immediately in earnings upon the discontinuance of hedge accounting.

    Advertising Costs—The Bank expenses advertising costs as they are incurred. Total advertising expenses were $58,700 and $58,725 in 2000 and 1999, respectively.

    Stock Option Plans—The Bank recognizes the financial effects of stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Generally, stock options are issued at a price equal to the fair value of the Bank's stock as of the grant date. Under APB 25, options issued in this manner do not result in the recognition of employee compensation in the Bank's financial statements. Disclosures required by Statement of Financial Accounting Standards No. 123, Accounting For Stock-Based Compensation, are provided in Note 8.

    Earnings Per Share—Basic earnings per share amounts are computed based on the weighted average number of shares outstanding during the period. Diluted earnings per share are computed by determining the number of additional shares that are deemed outstanding due to stock options under the treasury stock method. Information concerning additional shares that may be dilutive, consisting of stock options, is contained in Note 8.

    Reclassifications—Certain amounts in the prior year's financial statements have been reclassified to conform to the 2000 presentation.

NOTE 2—INVESTMENT SECURITIES

    Carrying amounts and approximate fair values of investment securities are summarized as follows:

	2000
		Gross Unrealized
	Amortized Cost			Estimated Fair Value
		Gains	Losses
Available-for-Sale Securities
U.S. Government agencies	$8,646,777	$482,450	$—	$9,129,227
Mortgage-backed securities	5,355,180	119,990	—	5,475,170
Corporate debt securities	2,968,524	87,956	—	3,056,480

TOTAL INVESTMENT SECURITIES	$16,970,481	$690,396	$—	$17,660,877

	1999
		Gross Unrealized
	Amortized Cost			Estimated Fair Value
		Gains	Losses
Available-for-Sale Securities
U.S. Government agencies	$2,494,215	$—	$(4,525)	$2,489,690
Mortgage-backed securities	4,057,631	—	(45,065)	4,012,566
Corporate debt securities	5,075,039	—	—	5,075,039

TOTAL INVESTMENT SECURITIES	$11,626,885	$—	$(49,590)	$11,577,295

    The amortized cost and estimated fair value of investment securities at December 31, 2000 by contractual or expected maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The maturities reported for mortgage-backed securities are based on contractual maturities and principal amortization.

	2000		1999
	Available-For-Sale Securities		Available-For-Sale Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
U.S. Government agencies
One year or less	$1,997,291	$1,997,516	$2,000,370	$1,997,500
Over 1 year through 5 years	100,000	101,156	493,845	492,190
After 5 years through 10 years	1,441,825	1,531,336	—	—
Over 10 years	5,107,661	5,499,219	—	—
Mortgage-backed securities
One year or less	110,748	108,945	—	—
Over 1 year through 5 years	546,178	546,113	1,456,989	1,445,046
After 5 years through 10 years	1,090,381	1,107,352	1,078,641	1,073,638
Over 10 years	3,607,873	3,712,760	1,522,001	1,493,882
Corporate debt securities
One year or less	—	—	5,075,039	5,075,039
Over 1 year through 5 years	968,719	990,900	—	—
After 5 years through 10 years	1,999,805	2,065,580	—	—

	$16,970,481	$17,660,877	$11,626,885	$11,577,295

    Maturities shown for mortgage-backed securities are based upon underlying contractual terms.

    Proceeds from sales of investments and gross realized gains and losses on investment sales were as follows for the years ended December 31, 2000 and 1999:

	2000	1999
Proceeds from sales of investments	$—	$1,153,130

Gross gains realized on sales of investments	$—	$—

Gross losses realized on sales of investments	$—	$870

    Investment securities with a carrying value of approximately $14,002,000 and $6,100,000 as of December 31, 2000 and 1999 were pledged to secure U.S. government and public deposits, securities sold under agreements to repurchase, and for other purposes as required by law.

NOTE 3—LOANS

    The major classifications of loans at December 31 are summarized as follows:

	2000	1999
Commercial	$46,161,333	$20,717,497
Real estate commercial	50,707,980	33,084,717
Real estate residential	5,906,098	2,815,531
Consumer and other	3,519,270	2,537,966

	106,294,681	59,155,711
Less deferred loan fees	(472,227)	(296,611)

Total loans	$105,822,454	$58,859,100

    Contractual maturities of loans as of December 31, 2000 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay loans with or without prepayment penalties.

	Within One Year	One to Five Years	After Five Years	Total
Contractual Maturities
Commercial	$40,418,654	$5,685,780	$56,899	$46,161,333
Real estate commercial	23,192,872	21,723,639	5,791,469	50,707,980
Real estate residential	1,177,606	4,728,492	—	5,906,098
Consumer and other	1,778,847	1,740,423	—	3,519,270

Total	$66,567,979	$33,878,334	$5,848,368	$106,294,681

    Variable interest rate loans maturing after one year are $16,787,377 and $10,851,082 at December 31, 2000 and 1999, respectively, and fixed interest rate loans maturing after one year are $22,939,325 and $14,240,774, respectively, as of such dates. Variable rate loans typically do not contain interest rate floors and caps.

    The allowance for loan losses at December 31 and changes during the period are as follows:

	2000	1999
Balance, beginning of year	$588,591	$40,000
Provision charged to operating expenses for loan losses	717,409	548,591

Balance, end of year	$1,306,000	$588,591

    There were no loans considered impaired, as of December 31, 2000 and 1999. A summary of past due and nonaccruing loans follows:

	30 to 89 Days Past Due and Still Accruing	90 Days or More Past Due and Still Accruing	Nonaccruing
December 31, 2000	$244,450	$21,708	$—

December 31, 1999	$—	$—	$—

NOTE 4—BANK PREMISES AND EQUIPMENT

    Bank premises and equipment at December 31 are classified as follows:

	2000	1999
Leasehold improvements	$547,000	$511,836
Furniture and fixtures	396,993	479,764
Office equipment	203,972	—
Computer software	278,869	235,037
Computer equipment	345,676	294,189

	1,772,510	1,520,826
Less accumulated depreciation and amortization	(580,570)	(314,502)

	$1,191,940	$1,206,324

NOTE 5—DEPOSITS

    Deposits as of December 31 consisted of the following:

	2000	1999
Savings accounts	$157,602	$90,514
Certificates of deposit under $100,000	12,447,762	9,351,363
Certificates of deposit equal to or greater than $100,000	66,401,221	31,664,128
Demand accounts
Noninterest-bearing	8,995,330	9,008,745
Interest-bearing	6,710,475	3,218,173
Money market accounts	25,698,971	18,368,002

	$120,411,361	$71,700,925

    At December 31, 2000, scheduled maturities of certificates of deposit are as follows:

Year Ending December 31,
2001	$76,537,329
2002	2,269,552
2003	—
2004	42,102
2005	—

$78,848,983

NOTE 6—INCOME TAXES

    A reconciliation of the effective income tax rate with the federal statutory tax rate is as follows:

	2000		1999
	Amount	Rate	Amount	Rate
Income tax provision at statutory rate	$298,526	34%	$(248,635)	(34)%
Increase (decrease) in tax resulting from:
Tax-exempt interest	(66,075)	(8)	—	—
Non-qualified stock options	(55,315)	(6)	—	—
Disallowed expenses	26,031	3	—	—
Other	(15,970)	(1)	—	—
Benefit not recognized due to valuation allowance	—	—	248,635	34
Expense not recognized due to net operating loss carryforwards	(187,197)	(22)	—	—

	$—	—%	$—	—%

    Total deferred tax assets and liabilities as of December 31 are as follows:

	2000	1999
Deferred Tax Assets
Unamortized preopening expenditures	$195,000	$265,000
Net operating loss carryforward	176,000	238,000
Accrual to cash adjustment	—	109,000
Allowance for possible loan losses in excess of tax reserves	278,000	178,000
Other deferred tax assets	27,000	8,000

Total deferred assets	676,000	798,000
Deferred Tax Liabilities
Deferred loan fees for tax purposes in excess of deferred amounts for financial reporting purposes	(59,000)	(44,000)
Other deferred tax liabilities	(50,000)	—

Total deferred liabilities	(109,000)	(44,000)

Net deferred tax asset	567,000	754,000
Less valuation allowance on net deferred tax asset	(567,000)	(754,000)

	$—	$—

    The Bank has not recognized a net deferred tax asset due to the uncertainty surrounding their ultimate value to the Bank, and accordingly, management has reduced net deferred tax assets by a valuation allowance.

    At December 31, 2000 and 1999, the Bank has for tax reporting purposes, net operating loss carryforwards eligible to offset future federal income taxes, of approximately $518,000 and $768,000, respectively. The net operating loss carryforward expires in the years ending December 31, 2018 and 2019.

NOTE 7—STOCKHOLDERS' EQUITY

    Allocation of Common Stock Proceeds—The Bank, as required by state regulation, allocated a portion of the proceeds received from common stock to undivided profits to allow for anticipated losses incurred during the initial operating periods. Effective December 31, 2000, the Bank transferred the proceeds allocated to undivided profits back to surplus.

    In addition to the 10,000,000 shares of common stock authorized, the Bank is authorized to issue up to 3,000,000 shares of no par value preferred stock. The Board of Directors has the authority to determine the rights and privileges to be granted to holders of preferred stock.

    Regulatory Capital—The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I (as defined) capital to average assets (as defined).

    As of December 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes has changed the Bank's category.

    The Bank's actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2000
Total Capital (to Risk-Weighted Assets)	$16,197,000	13.05%	$9,925,680	greater than or equal to	8.00%	$12,407,100	greater than or equal to	10.00%
Tier I Capital (to Risk-Weighted Assets)	$14,891,000	12.00%	$4,962,840	greater than or equal to	4.00%	$7,444,260	greater than or equal to	6.00%
Tier I Capital (to Average Assets)	$14,891,000	11.45%	$5,202,360	greater than or equal to	4.00%	$6,502,950	greater than or equal to	5.00%
As of December 31, 1999
Total Capital (to Risk-Weighted Assets)	$14,354,000	18.42%	$6,233,120	greater than or equal to	8.00%	$7,791,400	greater than or equal to	10.00%
Tier I Capital (to Risk-Weighted Assets)	$13,765,000	17.67%	$3,116,560	greater than or equal to	4.00%	$4,674,840	greater than or equal to	6.00%
Tier I Capital (to Average Assets)	$13,765,000	16.56%	$3,324,760	greater than or equal to	4.00%	$4,155,950	greater than or equal to	5.00%

NOTE 8—STOCK PURCHASE AGREEMENT AND OPTION PLAN

    Stock Purchase Agreement—As stated in the Bank's Offering Circular, the Bank reserved 100,000 shares of Common Stock for sale to officers and employees during the Bank's first year of operations at the $10 per share stock offering price. Pursuant to the plan, all 100,000 shares of common stock were sold during 1999.

    Stock Option Plan—The Bank has a 1998 Employee Stock Option Plan (the Plan), which provides for nonqualified stock options for non-officer directors and incentive stock options for officers and employees for a maximum of 500,000 shares of authorized common stock. Pursuant to the Plan, the Bank has awarded options to officers, employees and directors at prices no less than fair market value at date of grant. Options generally vest and become exercisable in incremental percentages over five years from the grant date and expire after ten years, while certain options vest over three years.

    Pro forma information regarding net income is required by the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The pro forma information recognizes as compensation, the value of stock options granted using an option valuation model known as the Black–Scholes model. The fair value for options issued in 2000 and 1999 is estimated at $243,918 and $217,944, respectively.

    The following assumptions were used to estimate the fair value of the options:

	2000	1999
	(5 Year Vesting)	(5 Year Vesting)
Risk-free interest rate	6.13%	5.30%
Dividend yield rate	0.00%	0.00%
Price volatility	0.00%	0.00%
Weighted average expected life of options	10 Years	10 Years

    Management believes that the assumptions used in the option pricing model are highly subjective and represent only one estimate of possible value, as there is no active market for the options granted. The fair value of the options granted in 2000 and 1999 are allocated to pro forma earnings over the vesting period of the options. The pro forma effect on the Bank's earnings as a result of options issued in 2000 and 1999 is as follows:

	2000 (Pro Forma)	1999 (Pro Forma)
Net income (loss) from Bank operations	$878,018	$(731,280)
Additional compensation for fair value of stock options	(409,855)	(361,072)

Pro forma net income (loss) from Bank operations	$468,163	$(1,092,352)

Earnings per share
Basic
As reported	$0.54	$(0.48)

Pro forma	$0.29	$(0.72)

Diluted
As reported	$0.49	$(0.48)

Pro forma	$0.26	$(0.72)

    The remaining unrecognized compensation for fair value of stock options was $925,541 and $1,091,478 as of December 31, 2000 and 1999, respectively.

    Stock option transactions were:

	Options Available for Grant	Granted Options for Common Stock	Weighted Average Exercise Price of Shares Under Plan
BALANCE, December 31, 1998	40,700	409,300	$10.00
Authorized	—	—	$—
Granted	(45,500)	45,500	$11.61
Exercised	—	(600)	$10.00
Expired/Forfeited	5,900	(5,900)	$10.00

BALANCE, December 31, 1999	1,100	448,300	$10.16
Authorized	50,000	—	$—
Granted	(54,940)	54,940	$18.64
Exercised	—	(21,440)	$10.00
Expired/Forfeited	36,740	(36,740)	$10.00

BALANCE, December 31, 2000	32,900	445,060	$11.04

    The following table summarizes information concerning currently outstanding and exercisable options:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10 - $19	445,060	7.69 years	$11.04	157,810	$10.11

NOTE 9—EMPLOYEE BENEFIT PLAN

    Effective January 1, 1999, Pacifica adopted a 401(k) Plan (the "Plan"). All regular full-time and part-time employees are eligible to participate in the Plan. Participation in the Plan begins on the first day of the month following the date of hire. Plan Participants may contribute up to 15% of their compensation subject to certain limits based on federal tax laws. The Bank makes matching contributions equal to 100% of an employee's contribution, up to 4% of his/her compensation. Matching contributions are vested immediately. Total 401(k) matching contribution totaled $78,069 during 2000. Pacifica made no contribution to the Plan in 1999.

NOTE 10—LEASE COMMITMENTS

    Operating Lease Commitments—The Bank leases its office premises for its operations. The lease was entered into in 1998 and was amended in 2000. The lease expires August 31, 2007. The Bank has, at its option the right to renew the lease for two additional five-year terms at rates to be mutually determined. The lease requires the Bank to pay its pro-rata share of building operating expenses. The annual lease through the initial lease term is as follows:

Year Ending December 31,
2001	$374,035
2002	401,463
2003	406,419
2004	416,332
2005	421,288
Thereafter	718,668

$2,738,205

    Monthly rent for the first 24 months, the 25th to 36th months, the 37th to 60th months, the 61st to 84th months and the last 24 months is $23,459, $32,216, $33,455, $34,694, and $35,933, respectively. Rental expense charged to operations was $267,900 and $241,524 for the years ended December 31, 2000 and 1999, respectively.

    Capital Lease Commitments—The Bank entered into lease agreements for computer equipment, office furniture and office equipment which were accounted for as capital leases during 1998. These leases had maturity dates through September 2003 and imputed rates of interest ranging from 11.04% to 12.37%.

    During 1999, the Bank purchased the leased property by paying off the capital leases in their entirety for $630,311, which included payments for the present value of lease payments, residual value of the lease property, sales tax, property tax, and UCC/termination fees. Residual value of the lease property and the sales tax were capitalized in property and equipment.

NOTE 11—RELATED PARTY TRANSACTIONS

    Certain directors, executive officers and principal stockholders are Bank customers, and have had banking transactions with the Bank. All loans and commitments included in such transactions were made in compliance with applicable laws on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present any other unfavorable features.

    The aggregate balances and activity during 2000 and 1999 are as follows:

	2000	1999
Balance, beginning of year	$1,715,717	$155,988
New loans or advances	2,077,089	2,631,451
Repayments	(2,376,868)	(1,071,722)

Balance, end of year	$1,415,938	$1,715,717

Interest earned on loans	$157,526	$111,551

    Deposits from related parties totaled $3,205,263 and $2,456,075 at December 31, 2000 and 1999, respectively.

NOTE 12—SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

    Most of the Bank's business activity is with customers located within King County. The Bank originates commercial, real estate and consumer loans. Generally, loans are secured by accounts receivable, inventory, deposit accounts, personal property or real estate. Rights to collateral vary and are legally documented to the extent practicable. Although the Bank has a diversified loan portfolio, local economic conditions may affect borrowers' ability to meet the stated repayment terms.

    The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers. The Bank, as a matter of policy, does not currently extend credit in excess of $2,500,000 to any single borrower or group of related borrowers.

NOTE 13—FINANCIAL INSTRUMENTS

    The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of the Bank's involvement in particular classes of financial instruments.

    The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees written is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

    Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees—Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank's experience has been that approximately 80 percent of loan commitments are drawn upon by customers. Due to the short period of operation, no commercial letters of credit are issued or utilized. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

    Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank maintains various levels of collateral supporting those commitments for which collateral is deemed necessary.

    The Bank has not been required to perform on any financial guarantees. The Bank has not incurred any losses on its commitments in 2000 and 1999.

    Derivative Instruments and Hedging Activities—As part of the Bank's asset/liability management, the Bank uses interest rate swaps to hedge interest rate exposure. Interest rate swaps are contracts in which a series of interest rate flows in a single currency are exchanged over a prescribed period. The notional amounts are amounts on which calculations of payments are based. Notional amounts do not represent direct credit exposure. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any.

    During October 2000, the Bank entered into one $10 million notional amount of two-year and another $10 million notional amount of five-year interest rate swap agreements with the objective of stabilizing cash flows, and accordingly, net interest income, over time. The swaps are intended to hedge a portion of the Bank's variable loans. The swap agreements provide for the Bank to receive a fixed rate of interest and pay an adjustable rate. Interest amounts are paid on a quarterly basis and received on a semi-annual basis. The swaps are accounted for as cash flow hedges under SFAS No. 133 and 138. The swaps are deemed to be effective and all changes in the fair value of the hedge are recorded in other comprehensive income with no impact on the income statement for any ineffective portion. As of December 31, 2000, the unrealized gain on the cash flow hedge was $279,933, net of income taxes, which was included in the balance of accumulated other comprehensive income.

    The periodic settlement of the swaps results in the reclassifying into earnings the gains or losses that are reported in accumulated comprehensive income. No gain or loss was reclassified as earnings in year 2000.

    The Bank minimizes the credit risk in derivative instruments by entering into transactions with high-quality counter parties that are reviewed and approved by management.

    A summary of the notional amounts of the Bank's financial instruments with off-balance sheet risk at December 31, 2000 follows:

Notional Amount
Commitments to extend credit	$27,392,000
Credit card arrangements	864,000
Commercial and standby letters of credit	2,800,000
Interest rate swaps	20,000,000
Foreign exchange	219,000

$51,275,000

NOTE 14—DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement on the instrument. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.

    The following methods and assumptions were used by the Bank in estimating its fair value disclosures for financial instruments:

    Cash, Due From Banks, Federal Funds Sold and Interest Bearing Deposits—The carrying value amounts reported in the balance sheet for cash and short-term instruments approximate those assets' fair values.

    Investment Securities—Fair values for investment securities are based on quoted market prices, where available. If quoted market values are not available, fair values are based on quoted market prices of comparable instruments.

    Federal Home Loan Bank Stock—The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

    Loans—For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values of fixed-rate commercial, real estate mortgage, installment, and other loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value.

    Accrual and Trade Accounts—Due to their short-term nature, the carrying value of accruals and trade accounts is considered to approximate fair value.

    Off-Balance-Sheet Instruments—The Bank's off-balance-sheet instruments include unfunded commitments to extend credit and standby letters of credit. The fair value of these instruments is not considered practicable to estimate because of the lack of quoted market price and the inability to estimate fair value without incurring excessive costs. The estimated fair value of interest rate swaps are based upon calculations of the net present value of projected cash flows. Because interest rate swaps are carried at estimated fair value, carrying value and estimated fair value are the same.

    Deposit Liabilities—The estimated fair values disclosed for demand deposits are equal to their carrying amounts, including savings, money market and NOW accounts. Fair values for fixed-rate time deposits are estimated using a discounted cash flow analysis that applies interest rates currently being offered on certificates to a schedule of aggregated expected maturities on time deposits. The carrying amount of interest payable approximates its fair value.

    Capital Lease Obligations—The carrying amounts of capital lease obligations are considered to approximate their fair values, based upon evaluation of the terms contained in the agreements.

    The carrying amounts and estimated fair values of the Bank's financial instruments at December 31, 2000 and 1999 are as follows:

	2000		1999
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and due from banks	$9,338,607	$9,338,607	$10,615,350	$10,615,350
Federal funds sold	3,090,000	3,090,000	3,250,000	3,250,000
Interest bearing deposits	1,557,094	1,557,094	603,839	603,839
Investment securities	17,660,877	17,660,877	11,577,295	11,577,295
Federal Home Loan Bank stock	254,900	254,900	239,200	239,200
Loans, including fair value of interest rate swap	104,516,454	102,009,101	58,270,509	57,552,509
Accrued interest receivable	958,959	958,959	380,140	380,140
Financial Liabilities
Demand and savings deposits	41,562,378	41,562,378	30,685,434	30,685,434
Time deposits	78,848,983	78,996,227	41,015,491	40,892,491
Other accrued liabilities	524,998	524,998	123,929	123,929
Accrued interest payable	1,711,769	1,711,769	613,158	613,158
Other borrowings	375,888	375,888	—	—

NOTE 15—SUBSEQUENT EVENTS

    Effective January 1, 2001, Pacifica Bank became a wholly owned subsidiary of Pacifica Bancorp, Inc., pursuant to a December 14, 2000 special shareholders' meeting held to vote on the Plan and Agreement of Reorganization (the "Plan") to form a bank holding company.

    Under the Plan, Pacifica Bancorp, Inc. issued 3,258,208 shares of common stock in exchange for all outstanding shares of Pacifica Bank stock (1,629,104 shares), using a 2-for-1 ratio. The pro forma effect on the Bank's earnings as a result of the formation of the holding company, including the 2-for-1 exchange ratio, is as follows:

	2000	1999
Net income (loss) reported	$878,018	$(731,280)

Proforma earnings (loss) per share:
Basic	$0.27	$(0.24)

Diluted	$0.25	$(0.24)

Proforma weighted average number of shares outstanding (2 to 1)
Basic	3,233,264	3,045,926

Diluted	3,607,868	3,045,926

    On January 18, 2001, Pacifica Bancorp, Inc. also created a wholly-owned subsidiary, Pacifica Mortgage Company, which was created to originate and sell mortgage loans.

NOTE 16—NEW ACCOUNTING PRONOUNCEMENTS

    In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 140 entitled Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The statement replaces SFAS No. 125 and establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 140 generally becomes effective for transactions occurring after March 31, 2001. The Bank does not expect the adoption of this statement to have a material effect on its financial condition or results of operations.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

    None.

PART III

    The information required by Part III of this Form 10-KSB, except for Item 9 with regard to Executive Officers, and all of Item 13, is incorporated by reference to the definitive proxy statement for Pacifica's Annual Meeting of Shareholders to be held on April 24, 2001. The definitive proxy statement is expected to be sent to shareholders beginning on or about March 23, 2001 and will concurrently be filed with the Securities Exchange Commission on Schedule 14A.

ITEM 9.  EXECUTIVE OFFICERS

Name	Age	Position/Title	Has Served the Bank/Company Since
Jeffery C. Low	46	Chairman, President and Chief Executive Officer	1997
Lawrence J. Fagan	53	Executive Vice President/Chief Lending Officer, Director	1998
John D. Huddleston	47	Senior Vice President and Chief Financial Officer	1998

    Jeffery C. Low.  Mr. Low has been President and Chief Executive Officer of the Bank and Pacifica since their respective inceptions. He has over 17 years' experience in the banking industry. More recently, he served as Vice President of Commercial Banking for Enterprise Bank, Bellevue, Washington and its successor Western Bank, a division of Washington Mutual Bank, from 1991 to 1997. Mr. Low received BA and MBA degrees from the University of Puget Sound.

    Lawrence J. Fagan.  Mr. Fagan has been the Executive Vice President and Chief Lending Officer of the Bank since inception, and the Executive Vice President of Pacifica since its inception. He has 21 years of lending experience in commercial, receivable and all facets of income and residential property finance. Before joining Pacifica, Mr. Fagan was Senior Vice President and Chief Lending Officer/Real Estate, of Enterprise Bank from 1989 to 1998. Mr. Fagan holds a BA in Economics from Villanova University and a Masters degree from the Harvard Graduate School of Business Administration.

    John D. Huddleston.  Mr. Huddleston has been a senior vice president and chief financial officer of the Bank and Pacifica since their respective inceptions. Prior to joining Pacifica, he was Managing Partner for JCH Development, a real estate development and investment group in Yelm, Washington from 1986 to 1998. Mr. Huddleston has over 20 years experience in the banking and financial management industry. Mr. Huddleston holds a BS in Business Administration, with emphasis on Accounting, from the University of Puget Sound.

ITEM 10.  EXECUTIVE COMPENSATION.

    See "Form 10-KSB Cross Reference Index".

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    See "Form 10-KSB Cross Reference Index".

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    See "Form 10-KSB Cross Reference Index".

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
4.2	Specimen of Registrant's stock certificate(1)
10.1	Registrant's Employee Stock Option Plan(1)
10.2	Registrant's Office Lease, between Registrant, as Tenant, and The Trustees under the Will and of the Estate of James Campbell, Deceased, as Landlord, dated March 31, 1998; as amended by the First Amendment to Lease dated May 1, 1998, Second Amendment to Lease dated June 12, 1998, Third Amendment to Lease dated May 28, 1999, Fourth Amendment to Lease dated May 24, 2000.(1)
10.3	Fifth Amendment to Lease dated October 19, 2000.(2)
10.4	Data Processing Services Agreement between Registrant and Unisys Corporation dated May 18, 1998.(1)
10.5	Plan and Agreement of Reorganization between the Registrant and Pacifica Bank dated as of October 2, 2000(1)
11.	Computation of basic and diluted earnings per share.(2)
21.	Subsidiaries of the Registrant: • Pacifica Bank • Pacifica Mortgage Company
24.	Power of attorney(2)

(1)
Incorporated by reference to Pacifica's Form 8-A, filed with the SEC on February 1, 2000.

(2)
Filed with this Form 10-KSB for the fiscal year ending December 31, 2000.

Reports on Form 8-K

    Pacifica did not file any reports on Form 8-K during the fourth quarter of 2000.

FORM 10-KSB CROSS-REFERENCE INDEX

    This Annual Report and Form 10-KSB and the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, together contain the requirements of the accounting profession and the Securities and Exchange Commission, including a comprehensive explanation of 2000 results.

Form 10-KSB	Caption	Annual Report Page Number	Proxy Statement Page Number
Part 1
Item 1	Business	6	—
Item 2	Properties	9	—
Item 3	Legal Proceedings	9
Item 4	Submission of Matters to a Vote of Security Holders	9	—
Part II
Item 5	Market for the Registrant's Common Stock and Related Stockholder Matters	9	—
Item 6	Management's Discussion and Analysis of Financial Condition and Results of Operations	11	—
Item 7	Financial Statements and Supplementary Data	26	—
Item 8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	48	—
Part III
Item 9	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act	48	5-6, 9
Item 10	Executive Compensation	49	7-8, 10
Item 11	Security Ownership of Certain Beneficial Owners and Management	49	3-4
Item 12	Certain Relationships and Related Transactions	49	9
Item 13	Exhibits and Reports on Form 8-K	49	—

    None of the foregoing incorporation by reference shall include the information referred to in Item 402 (a)(7) of Regulation S-B.

SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd of March 2001.

PACIFICA BANCORP, INC.
By	/s/ JEFFERY C. LOW Jeffery C. Low Chairman, President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on the 23rd of March 2001.

Principal Executive Officer:
By	/s/ JEFFERY C. LOW Jeffery C. Low Chairman, President and Chief Executive Officer
Principal Financial Officer:
By	/s/ JOHN D. HUDDLESTON John D. Huddleston Senior Vice President and Chief Financial Officer

    I, Jeffery C. Low, pursuant to a power of attorney which is being filed with the Annual Report on Form 10-KSB, has signed this report on March 23, 2001 as attorney in fact for the following directors who constitute the Board.

Lawrence J. Fagan Yi-Heng Lee Mark P. Levy Robert E. Peterson George J. Pool	Lyle K. Snyder Keith D. Tibbles Fannie Kuei-Fang Tsai Mark W. Weber Edwin R. Young
/s/ JEFFERY C. LOW Jeffery C. Low Attorney-in-fact

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
4.2	Specimen of Registrant's stock certificate(1)
10.1	Registrant's Employee Stock Option Plan(1)
10.2	Registrant's Office Lease, between Registrant, as Tenant, and The Trustees under the Will and of the Estate of James Campbell, Deceased, as Landlord, dated March 31, 1998; as amended by the First Amendment to Lease dated May 1, 1998, Second Amendment to Lease dated June 12, 1998, Third Amendment to Lease dated May 28, 1999, Fourth Amendment to Lease dated May 24, 2000.(1)
10.3	Fifth Amendment to Lease dated October 19, 2000.(2)
10.4	Data Processing Services Agreement between Registrant and Unisys Corporation dated May 18, 1998.(1)
10.5	Plan and Agreement of Reorganization between the Registrant and Pacifica Bank dated as of October 2, 2000(1)
11.	Computation of basic and diluted earnings per share.(2)
21.	Subsidiaries of the Registrant: • Pacifica Bank • Pacifica Mortgage Company
24.	Power of attorney(2)

(1)
Incorporated by reference to Pacifica's Form 8-A, filed with the SEC on February 1, 2000.

(2)
Filed with this Form 10-KSB for the fiscal year ending December 31, 2000.

QuickLinks

PART I
  ITEM 1. DESCRIPTION OF BUSINESS
  ITEM 2. DESCRIPTION OF PROPERTY
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7. FINANCIAL STATEMENTS
INDEPENDENT AUDITOR'S REPORT
BALANCE SHEET
STATEMENT OF INCOME
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
STATEMENT OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
PART III
  ITEM 9. EXECUTIVE OFFICERS
  ITEM 10. EXECUTIVE COMPENSATION.
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
FORM 10-KSB CROSS-REFERENCE INDEX
SIGNATURE
INDEX TO EXHIBITS