Form 10QSB
period 2001-03-31
PACIFICA BANCORP INC
filed 2001-05-14
CIK 1133862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from to____________

Commission File Number 000-32385

Pacifica Bancorp, Inc.
(Name of small business issuer in its charter)

Washington	91-2094365
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Skyline Tower, 10900 NE 4th Street, Suite 200, Bellevue, WA 98004
(Address of principal executive offices)	(Zip Code)

(425) 637-1188
(Issuer's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                   No ☐

The number of shares outstanding of the issuer’s classes of common equity as of April 30, 2001:

Common Stock - no par value, 3,265,608 shares outstanding

[MOSS-ADAMS LLP LETTERHEAD]

Independent Accountant’s Report

The Board of Directors and Stockholders
Pacifica Bancorp, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Pacifica Bancorp, Inc. as of March 31, 2001 and 2000, and the related condensed consolidated statements of operations and cash flows for the three months ended March 31, 2001 and 2000.  These financial statements are the responsibility of Pacifica Bancorp, Inc.’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants.  A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Pacifica Bank as of December 31, 2000, and the related statements of income, stockholders’ equity and cash flows for the year then ended not presented herein; and in our report dated January 26, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly presented, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ MOSS ADAMS LLP

Bellingham, Washington
April 26, 2001

PACIFICA BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2001	2000
(Dollars in thousands)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$3,069	$3,548
Interest bearing cash	21,088	5,791
Federal funds sold	3,810	3,090
Total cash and cash equivalents	27,967	12,429
Interest bearing deposits in other banks	1,649	1,557
Securities available-for-sale	17,246	17,661
Federal Home Loan Bank stock, at cost	259	255
Loans	115,305	105,822
Less allowance for loan losses	(2,150)	(1,306)
Total loans, net	113,155	104,516
Bank premises and equipment, net	1,147	1,192
Accrued interest receivable	1,510	959
Other	70	81
TOTAL ASSETS	$163,003	$138,650
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$10,013	$8,995
Interest-bearing	134,221	111,416
Total deposits	144,234	120,411
Accrued interest payable	2,452	1,712
Other accrued liabilities	630	525
Other borrowings	102	376
TOTAL LIABILITIES	147,418	123,024
STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 3,000,000 shares authorized; none issued or outstanding	-	-
Common stock, no par value, 10,000,000 shares authorized, 3,265,608 and 3,258,208 shares issued and outstanding at March 31, 2001 and December 31, 2000	16,328	16,291
Accumulated deficit	(1,571)	(1,400)
Accumulated other comprehensive income, net of tax	828	735
TOTAL STOCKHOLDERS' EQUITY	15,585	15,626
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$163,003	$138,650

See accompanying notes to these financial statements.

PACIFICA BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
	Three Months Ended
	March 31,
(Dollars in thousands, except for per share data)	2001	2000
INTEREST INCOME
Loans, including fees	$2,774	$1,672
Investments and interest-bearing deposits	487	276
Federal funds sold	51	53
Total interest income	3,312	2,001
INTEREST EXPENSE
Deposits	1,803	872
Borrowings	4	-
Total interest expense	1,807	872
NET INTEREST INCOME	1,505	1,129
PROVISION FOR LOAN LOSSES	844	137
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	661	992
NONINTEREST INCOME
Loan commissions	43	-
Service fees	28	6
Other income	106	73
Gain on sale of securities	424	-
Total noninterest income	601	79
NONINTEREST EXPENSES
Salaries and employee benefits	800	567
Occupancy and equipment	217	151
Other expenses	416	262
Total noninterest expenses	1,433	980
INCOME (LOSS) BEFORE INCOME TAXES	(171)	91
INCOME TAXES	-	-
NET INCOME (LOSS)	$(171)	$91

Net income (loss) per share of common stock:
Basic	$(0.05)	$0.03
Diluted	$(0.05)	$0.03
Weighted average number of shares outstanding:
Basic	3,263,872	3,215,328
Diluted	3,263,872	3,625,708

See accompanying notes to these financial statements

PACIFICA BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	Three Months Ended
	March 31,
(Dollars in thousands)	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(171)	$91
Adjustments to reconcile net income (loss) to net cash flows from operating activities
Provision for loan losses	844	137
Net amortization (accretion) of securities	(26)	(31)
Realized (gain) loss on sale of available-for-sale securities, net	(424)	-
Federal Home Loan Bank stock dividends	(4)	(4)
Depreciation	126	75
Changes in operating assets and liabilities
Interest receivable	(551)	(179)
Other assets	11	(14)
Interest payable	740	282
Other liabilities, net	57	38
Net cash flows from operating activities	602	395
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing deposits in banks	(92)	(346)
Purchases of available-for-sale investment securities	(10,901)	(3,671)
Proceeds from sales, maturities and principal payments of available-for-sale securities	11,549	7,329
Net change in loans made to customers	(9,125)	(10,109)
Additions to premises and equipment	(81)	(41)
Net cash flows from investing activities	(8,650)	(6,838)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in noninterest-bearing deposits	1,018	526
Increase in interest-bearing deposits	22,805	16,714
Increase (decrease) in other borrowings	(274)	-
Proceeds from issuance of common stock	37	-
Net cash flows from financing activities	23,586	17,240
NET CHANGE IN CASH AND CASH EQUIVALENTS	15,538	10,797
CASH AND CASH EQUIVALENTS, beginning of period	12,429	13,865
CASH AND CASH EQUIVALENTS, end of period	$27,967	$24,662
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$1,067	$590

See accompanying notes to these financial statements.

PACIFICA BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pacifica Bancorp, Inc. (“Pacifica” or the “Company”) is a bank holding company with two subsidiaries, Pacifica Bank (the “Bank”) and Pacifica Mortgage Company.  The Company was organized under the laws of the State of Washington in October 2000 and is headquartered in Bellevue, Washington.

NOTE 1.  BASIS OF PRESENTATION

The interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial condition and the results of operations for the interim periods included herein have been made.  Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results to be anticipated for the year ending December 31, 2001.  Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.  For additional information, refer to the audited financial statements and notes thereto included in Pacifica’s annual report on Form 10-KSB for the year ended December 31, 2000.

The consolidated financial statements include the accounts of Pacifica Bancorp, Inc. and its wholly-owned subsidiaries: Pacifica Bank and Pacifica Mortgage Company.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as of the date of the balance sheet, and revenues and expenses for the period. Actual results could differ from estimated amounts.

NOTE 2.  EARNINGS PER SHARE

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding during the period. Diluted earnings per share are computed by determining the number of additional shares that are deemed outstanding due to stock options under the treasury stock method. However, potentially dilutive shares are not considered in reporting earnings per share when the addition of such shares would be considered antidilutive or if the Company had a net loss.  Because Pacifica is reporting a net loss for the three months ended March 31, 2001, there is no recognition given to additional shares that may be dilutive.

NOTE 3.  INCOME TAXES

Because of unused net operating losses and preopening expenses, Pacifica has not recognized a tax provision within the statement of operations.

NOTE 4.  SUBSEQUENT EVENTS

Since March 31, 2001, additional provisions of $750,000 have been added to the allowance for loan losses based upon management's assessment of the Company's continued loan growth, indications of a slowing economy in the Company's market area and uncertainties with respect to the loss that may result from a $2.2 million credit relationship that was recently downgraded to nonaccrual status.  Also since March 31, 2001, the Company realized gains of approximately $460,000 from the sale of securities and gains of approximately $763,000 from the sale of interest rate swaps.

PACIFICA BANCORP, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the unaudited consolidated financial statements of Pacifica Bancorp, Inc. (“Pacifica” or the “Company”) and notes thereto presented elsewhere in this report.

This form 10-QSB includes forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs and assumptions based on currently available information, and we have not undertaken to update these statements except as required by the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder.  Other than statements of historical fact regarding our financial position, statements regarding our business strategies and management’s plans and objectives for future operations are forward-looking statements.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “will,” “should” and "intend" and words or phrases of similar meaning, as they relate to Pacifica or management, are intended to help identify forward-looking statements.  Although we believe that management’s expectations as reflected in forward-looking statements are reasonable, we cannot assure readers that those expectations will prove to be correct.  Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements.  These risks and uncertainties include our ability to maintain or expand our market share or net interest margins, and to implement our marketing and growth strategies.  Further, actual results may be affected by our ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry as those factors relate to our cost of funds and return on assets.  In addition, there are risks inherent in the banking industry relating to collectibility of loans and changes in interest rates.  Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in our other filings with the FDIC and the SEC. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations.

Overview

The Company is a bank holding company with two wholly-owned subsidiaries, Pacifica Bank (the “Bank”) and Pacifica Mortgage Company.  The Company was organized under the laws of the State of Washington in October 2000 and became the parent company of the Bank on January 1, 2001 pursuant to a Plan and Agreement of Reorganization (the “Plan”).  Under the Plan, the Company issued 3,258,208 shares of common stock in exchange for all outstanding shares of Pacifica Bank stock (1,629,104 shares), using a 2-for-1 ratio.

Pacifica’s office, from which it conducts both banking and mortgage operations and administrative functions, is located in the central business district of Bellevue, Washington, approximately 10 miles from Seattle.  The Company’s primary market area is King County, Washington, and the Company also attracts customers from greater Seattle and communities along the I-5 corridor from Everett to Tacoma, Washington.  Pacifica’s market area has undergone significant business diversification, and the regional economy has experienced strong growth and stability in recent years.

Pacifica Bank is a Washington state-chartered commercial bank, the deposits of which are insured by the Federal Deposit Insurance Corporation (the “FDIC”).  The Bank commenced banking operations in October 1998 and conducts a full range of commercial banking services. The Bank targets small to mid-sized businesses, professionals, various Asian communities and companies doing business in Asia for commercial banking services because it believes that these groups may be currently under-served by other financial institutions.

Pacifica Mortgage Company, another wholly-owned subsidiary of Pacifica, was incorporated on January 18, 2001 and offers a variety of residential loan options to the residents of our service area.

Pacifica’s mission is to exceed customer, shareholder and community expectations in dedication, professionalism and innovation.  The Company continuously reviews products and services in order to provide its customers more service options and better quality. Full operation of our new Internet online banking service is expected to start in the third quarter of 2001.  In addition, recent banking legislation allows affiliations among securities, insurance, banking and other financial companies and provides for the creation of financial holding companies and financial subsidiaries. If an appropriate opportunity is presented, Pacifica may elect to become a financial holding company.  Further growth through branch expansion or acquisition into other geographic and product line markets may also be considered as new opportunities arise.  The Bank anticipates opening a branch in Seattle in the fourth quarter of 2001.  This should allow us to expand our network into Seattle’s industrial and downtown areas as well as the international district.

Financial information for the first quarter of 2001 represents the consolidated financial condition and results of operations of the Company, while information for the same period of 2000 represents the Bank’s operations only.

During the first quarter of 2001, management focused on credit quality and overall growth.  At March 31, 2001, Pacifica had assets of $163.0 million, an increase of 18% from December 31, 2000. Stockholders’ equity was $15.6 million at March 31, 2001 and December 31, 2000.  Net loans increased 8% to $113.2 million at March 31, 2001 from $104.5 million at December 31, 2000.  Management also focused on deposit growth in an effort to gain market share and support overall growth objectives.  Deposits increased 20% to $144.2 million at March 31, 2001 from $120.4 million at December 31, 2000.

Annualized return on average assets (ROA) was (0.47%) for the first quarter of 2001, compared to 0.40% for the same period in 2000.  Annualized return on average stockholders’ equity (ROE) was (4.25%) for the first quarter of 2001, compared to 2.63% for the first quarter of 2000.  The Company’s average equity to average assets ratio was 10.98% and 15.14%, respectively, for the quarters ended March 31, 2001 and 2000.

Results of Operations

Pacifica’s results of operations depend to a large degree on its net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, primarily on customer deposits and borrowings.  Changes in net interest income are influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. Interest income and expense are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and the actions of regulatory authorities.

Pacifica also generates non-interest income, primarily through mortgage loan commissions, service charges, fees and other sources. The primary components of Pacifica’s operating expenses are compensation and employee benefits expense, and occupancy expense.

Pacifica reported a net loss of ($171,000), or ($0.05) per diluted share for the first quarter of 2001, compared to a net income of $91,000 or $0.03 per diluted share for the same period of 2000.  Earning assets and the corresponding net interest income before provision for loan losses continued to grow.  However, due to a significant increase in loan loss reserve and a loss resulting from the formation and the early stage of operation of Pacifica Mortgage Company, the Company reported a net loss for the first quarter of 2001.

Net Interest Income

Net interest income is the difference between total interest income and total interest expense. Changes in net interest income are affected by several factors, including changes in average balances of earning assets and interest-bearing liabilities, changes in rates on earning assets and rates paid for interest-bearing liabilities, and the level of noninterest-bearing deposits and stockholders’ equity.  As Pacifica’s balance sheet grows, its larger asset base has generated more interest income.  Loans are the highest-yielding component of Pacifica’s earning assets.  Since inception, Pacifica has experienced strong loan demand.  Loans averaged 74% of Pacifica’s total assets during the first quarter of 2001, compared to 72% in the same period of 2000.  Pacifica does not expect the yield spread to change significantly as a result of the Pacifica Mortgage Company formation since it currently originates primarily single-family mortgage loans and the loans are brokered to other servicing agents with fees being paid to the Mortgage Company.  Revenue source for the Pacifica Mortgage Company is presently fee income only.

Abbreviated average balance sheet and net interest income data for the periods are shown below:

	Three Months Ended March 31,
(Dollars in thousands)	2001	2000	$Change	% Change
Loans	$108,650	$65,817	$42,833	65%
Interest bearing due from banks & deposits	10,436	10,012	424	4%
Investments	19,411	8,121	11,290	139%
Federal funds sold	3,701	3,781	(80)	-2%
Federal Home Loan Bank stock	255	239	16	100%
Total interest-earning assets	142,453	87,970	54,483	62%

Total noninterest-earning assets	3,952	3,330	622	19%
Total assets	$146,405	$91,300	$55,105	60%

Interest-bearing deposits	$118,331	$68,585	$49,746	73%
Other borrowed funds	281	-	281	-
Total Interest-bearing liabilities	118,612	68,585	50,027	73%

Noninterest-bearing deposits	8,927	8,012	915	11%
Other noninterest-bearing liabilities	2,790	877	1,913	218%
Stockholders' equity	16,076	13,826	2,250	16%
Total liabilities and stockholders' equity	$146,405	$91,300	$55,105	60%

Total interest income	$3,312	$2,001	$1,311	66%
Total interest expense	1,807	872	935	107%
Net interest income	$1,505	$1,129	$376	33%

Net interest margin	4.23%	5.13%

Net interest income for the first quarter of 2001 increased $376,000, or 33%, to $1.5 million, compared to $1.1 million in the first quarter of 2000.  The increase in net interest income reflects significant growth in Pacifica’s interest-earning assets, in particular loans and investments. On a dollar-for-dollar basis, interest-earning assets increased more than interest-bearing liabilities during the first quarter of 2001.  Compared with the first quarter of 2000, average earning assets increased approximately $54.5 million, or 62%, to $142.5 million while average interest-bearing liabilities increased $50 million, or 73%, to $118.6 million for the first quarter of 2001.

Net interest margin (net interest income divided by average earning assets) was 4.23% in the first quarter of 2001, compared with 5.13% for the same period of 2000. The average yield on earning assets increased to 9.30% during the first quarter of 2001 from 9.10% in the same period of 2000.  On the other hand, the average cost of interest-bearing liabilities for the first quarter of 2001 increased to 6.09% from 5.09% in the same period of 2000.  The decrease in net interest margin is primarily due to the 150 basis point decline in short-term interest rates during the first quarter and the delay for time certificates to reprice.  Management continually monitors Pacifica’s mix of interest-earning assets and interest-bearing liabilities to maintain an appropriate balance.

To a large extent, the asset yields and cost of funds reflect the level of interest rates as set by the Federal Reserve Board and the competitive nature of the financial services industry. Currently, Pacifica’s assets tend to track the prime rate and reprice more quickly than its liabilities. Therefore, net interest margin usually increases in a rising interest rate environment.  In contrast, Pacifica may experience decreasing net interest income as a result of “rate squeeze” caused by this same principle in periods of falling interest rates, as it is now.

Average loans (net of deferred loan fees) were approximately $108.7 million in the first quarter of 2001, up $42.8 million from $65.8 million for the same period of 2000.  Yield on the loan portfolio (net of deferred loan fees) averaged 10.21% in the first quarter of 2001, compared to 10.16% in the same period of 2000.  The comparable loan yields are consistent with the interest rate levels during the first quarter of 2001 and 2000.  Meanwhile, competition for deposits to fund continued growth in the primary market area is high and deposits tend to reprice slower than loans.  During the first quarter of 2001, average interest-bearing deposits were $118.3 million, an increase of $49.7 million compared to the same period of 2000.  The cost of interest-bearing deposits averaged 6.09% in the first quarter of 2001, compared to 5.09% in the same period of 2000.

Income on investments, interest-earning deposits and federal funds sold totaled $538,000 in the first quarter of 2001, an increase of $209,000, or 64% when compared to the same period of 2000.  The average yield on investments was 6.94% for the first quarter of 2001, as compared to 6.35% for the same period of 2000.

Noninterest Income

Noninterest income increased by $522,000, or 661%, to $601,000 in the first quarter of 2001, compared with $79,000 for the same period in 2000.  The increase during the first quarter of 2001 was due primarily to the $424,000 gain on sale of investment securities.  A new source of other noninterest income during the first quarter of 2001 was the $43,000 loan fee income from Pacifica Mortgage Company.  International banking services and other fee income also increased as a result of the successful expansion of the various Pacifica services and the increase in transaction volume.

Noninterest Expense

Noninterest expense increased $453,000, or 46%, to $1.4 million in the first quarter of 2001, compared with $980,000 in the same period of 2000.  The increase resulted primarily from the additional personnel costs and other expenses associated with Pacifica’s growth and the formation and operation of the Pacifica Mortgage Company.

Salaries and employee benefits expenses were approximately $800,000 in the first quarter of 2001, compared to $567,000 in the same period of 2000.  The increase was primarily a result of the growth in the number of employees. Pacifica had 48 full-time equivalent employees at March 31, 2001, compared with 32 full-time equivalent employees at March 31, 2000.

Occupancy and equipment expense was $217,000 for the first quarter of 2001, up $66,000, or 44%, from the same period of 2000. The increase in occupancy and equipment expense was due primarily to the increase in building lease expense. Pacifica leased additional office space in June 2000 and again in March 2001 and expects to lease more office space in 2001 to provide for our continued growth.  Therefore, occupancy and equipment expense is expected to increase for 2001.

Total other expenses were $416,000 in the first quarter of 2001, an increase of $154,000, or 59%, from the same period of 2000.  The increase is due primarily to our rapid growth and the reorganization costs associated with the formation of the holding company and Pacifica Mortgage Company.

Analysis of Financial Condition

Investment Activities

Pacifica’s investment portfolio is an important source of liquidity and interest income.  The Company’s total investment portfolio includes Federal Home Loan Bank of Seattle (“FHLB”) stock, available-for-sale securities, and time certificates with other banks.  The Company had no held-to-maturity or trading securities.  All securities are classified as available-for-sale and are carried at fair value.  Securities are used by management as part of its asset/liability management strategy and may be sold in response to interest rate changes or significant prepayment risk.  During the first quarter of 2001, Pacifica sold approximately $9.1 million securities and realized a gain of $424,000.  In April 2001, the Company sold approximately $12.8 million available-for-sale securities and realized a gain of $460,000.

The following table shows the amortized cost and estimated fair value of securities available-for-sale at the dates indicated:

	March 31, 2001
(Dollars in thousands)	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities
U.S. Government agencies	$11,487	$413	$-	$11,900
Mortgage-backed securities	2,285	33	-	2,318
Corporate debt securities	3,000	28	-	3,028
Total investment securities	$16,772	$474	$-	$17,246

	December 31, 2000
	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Available-for-Sale Securities
U.S. Government agencies	$8,647	$482	$-	$9,129
Mortgage-backed securities	5,355	120	-	5,475
Corporate debt securities	2,969	88	-	3,057
Total investment securities	$16,971	$690	$-	$17,661

Lending Activities

Loan Portfolio Composition. Pacifica originates a wide variety of loans to small and medium sized businesses and individuals.  The following table sets forth the loan portfolio composition by type of loan at the dates indicated:

	March 31, 2001		December 31, 2000
		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total
Commercial and industrial loans	$49,398	43%	$46,161	44%
Real estate - construction	25,758	22%	23,173	22%
Real estate - mortgage	37,332	32%	33,441	31%
Consumer and other	3,363	3%	3,519	3%
	115,851	100%	106,294	100%
Less deferred loan fees	(546)	0%	(472)	0%
Total loans	$115,305	100%	$105,822	100%

At March 31, 2001, total loans increased by $9.5 million, or 9%, to $115.3 million from $105.8 million at year-end 2000.  Commercial loans, real estate construction and real estate mortgage loans were the categories that contributed to the majority of the increase.  Commercial loans increased $3.2 million, or 7%; real estate construction loans increased $2.6 million, or 11%; real estate mortgage loans increased $3.9 million, or 12%; while consumer and other loans decreased $156,000 or 4%.  Increases in loan balances occurred mainly as a result of new originations.  Funding for the growth in loans in the first quarter of 2001 came from an increase in interest-bearing liabilities and from noninterest-bearing sources of funds and capital.

Pacifica’s commercial loan portfolio includes loans to businesses in the manufacturing, wholesale, retail, service, agricultural, and construction industries, primarily located in King County.  As of March 31, 2001, there was no significant concentration of loans to any particular group of customers engaged in similar activities and having similar economic characteristics.  However, due to the limited scope of Pacifica’s primary market area, a substantial geographic concentration of credit risk exists and, as a result, localized economic downturns can be expected to have a more pronounced effect on Pacifica than they might with a similar but more geographically diversified business.

Asset Quality

Analysis of Provision and Allowance for Loan Losses. Pacifica’s loan loss analysis procedure emphasizes early detection of loan losses.  Pacifica has had no loan charge-offs since the Bank’s inception in 1998.  However, owing to the newness of the Bank’s operations, management does not expect its charge-off experience to continue to be as favorable in future periods.  The Company recently downgraded to nonaccrual status a $2.2 million credit relationship and has significantly increased its allowance for loan losses through additional provisions since year-end 2000.  Management believes the allowance for loan losses is adequate to provide against the loss that may result from this credit.  Management believes that the problems with this credit are unique to the specific borrower and are not indicative of a particular industry or the Company’s portfolio overall.

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

Management reviews and evaluates the appropriate level of the allowance for loan losses and determines the provision at least on a monthly basis.  The evaluation by management includes consideration of changes in the nature and volume of the portfolio as well as commitments and standby letters of credit, overall portfolio quality, past loan loss experience, peer bank experience, loan concentrations, specific problem loans, internal and external credit examination results, and the current economic conditions that may affect the borrowers’ ability to pay.  Management monitors delinquencies closely.  Loan loss reserve calculation and the delinquencies are reported to the Board of Directors and the Bank Loan Committee at least monthly.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans.  Such agencies may require Pacifica to increase the allowance for loan losses based on their judgment about information available to them at the time of their examination.

The relatively young age of Pacifica’s loan portfolio makes it difficult to determine the degree of loss that ultimately may reside in its loan portfolio.  Management has made provisions for loan losses aiming to maintain a reasonable reserve against outstanding loans while the portfolio is in its early growing stage.  Management anticipates additional provisions for loan losses will be made in the future as the loan portfolio matures and the expected rapid growth continues.  Changes in economic conditions may also warrant increasing provisions for loan losses.

While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.

At March 31, 2001, the allowance for loan losses was $2.15 million, or 1.86% of total loans, compared to $1.3 million, or 1.23% of total loans, at December 31, 2000.  The $844,000 increase from year-end 2000 includes additional provisions to the allowance for loan losses of $550,000.  Management took these additional provisions to increase the allowance for loan losses so that it would reflect the deterioration of the $2.2 million credit relationship referred to above.  In light of continued strong loan growth, indications of a slowing economy in the Company's market area and uncertainties with respect to the loss that may result from the $2.2 million credit, management has added additional provisions of $750,000 to the allowance for loan losses since March 31, 2001, bringing the allowance for loan losses to $2.9 million, or 2.46% of total loans and 132% of nonperforming loans. Management anticipates that continued growth of the loan portfolio and a slowing of growth in the local economy will require continued additions to the allowance for loan losses during 2001.

Partially offsetting this negative impact on earnings from the additional provisions are gains resulting from the sale of securities and the sale of interest rate swaps.  As of April 30, 2001 and since year-end 2000, gains of approximately $884,000 have been realized from the sale of securities and gains of $763,000 have been realized from the sale of interest rate swaps.

The following table sets forth information regarding changes in Pacifica’s allowance for loan losses:

	Three Months Ended March 31,
(Dollars in thousands)	2001	2000
Balance at beginning of period	$1,306	$588
Charge-offs	-	-
Recoveries	-	-
Provision for loan losses	844	137
Balance at end of period	$2,150	$725
Ratio of net charge-offs to average loans outstanding during the period	0%	0%

Nonperforming Assets. Nonperforming loans include nonaccrual loans, restructured loans, and loans 90 days or more past due.  Pacifica’s policy generally is to place loans on a nonaccrual basis when, in management’s judgment, the collateral value and the financial condition of the borrower do not justify accruing interest as an income item. Interest previously recorded but not deemed collectible is reversed and charged against current income. Interest income on these loans is then recognized when collected. Restructured loans are loans for which the contractual interest rate has been reduced or other concessions are granted to the borrower because of deterioration in the financial condition of the borrower resulting in the borrower’s inability to meet the original contractual terms of the loans.

There was one loan in the amount of $21,700 that was past due 180 days and 90 days, respectively, at March 31, 2001 and December 31, 2000. This loan has been classified as a nonaccrual loan in the first quarter of 2001. The Company also downgraded a $2.2 million loan to nonaccrual in April 2001.  Based on industry norms, Pacifica does not expect that its charge-off and nonperforming loan experience will continue to be as favorable in future periods.

Liquidity and Sources of Funds

The primary function of asset/liability management is to ensure adequate liquidity and maintain an appropriate balance between interest sensitive earning assets and liabilities.  Liquidity management focuses on Pacifica’s ability to meet the financial demands of depositors, creditors and borrowers.  Pacifica actively manages the levels, types and maturities of earning assets in relation to the funding sources available to ensure that adequate funding will be available at all times. Management believes that Pacifica’s liquidity is adequate to meet operating and funding requirements.

Pacifica’s primary sources of new funds are customer deposits.  These funds, together with loan repayments, retained earnings, equity, and other borrowed funds are used to make loans, to acquire investment securities and other assets, and to fund continuing operations. Pacifica also may use advances from the Federal Home Loan Bank and borrowings at correspondent banks to meet short-term liquidity needs.

Deposits

Pacifica offers various types of deposit accounts, including checking, savings, money market accounts and a variety of certificate of deposit accounts. Total deposits increased 20% to $144.2 million at March 31, 2001, compared to $120.4 million at December 31, 2000.  Pacifica seeks to attract deposits in its primary market area by pricing its products competitively and delivering quality service.

Time deposits accounted for 68% of the total interest-bearing deposits at March 31, 2001 and 71% at December 31, 2000.  Money market deposits made up 22% of the total interest-bearing deposits at March 31, 2001 and 23% at December 31, 2000. NOW accounts made up 10% of the interest-bearing deposits at March 31, 2001 and 6% at December 31, 2000.

Noninterest-bearing deposits were $10 million at March 31, 2001 and $9 million at December 31, 2000. During the same period, interest-bearing deposits increased $22.8 million, or 20%, to $134.2 million, with the growth being attributable to time deposits, NOW accounts, and money market deposits.  During the first quarter of 2001, money market accounts increased $4.2 million to $29.9 million, NOW accounts increased $6.8 million to $13.5 million, while time deposits increased $11.9 million to $90.7 million.

Borrowings

At March 31, 2001 and December 31, 2000, Pacifica had demand notes issued to the U.S. Treasury in the amount of $102,000 and $376,000, respectively, representing the Treasury Tax and Loan note balance.

Capital

Pacifica’s stockholders’ equity remained flat at $15.6 million as of March 31, 2001 and December 31, 2000.  Shareholders’ equity was 10% and 11% of total assets at March 31, 2001 and December 31, 2000, respectively.

During the first quarter of 2001, Pacifica employees exercised 7,400 shares of stock options, which increased the common stock by $37,000.  Accumulated other comprehensive income was $828,000 as of March 31, 2001, an increase of $93,000 compared to accumulated other comprehensive income of $735,000 at year-end 2000.  The increase represents a decrease of $143,000 in unrealized gains on available-for-sale securities and an increase of $236,000 in unrealized gains on cash flow hedge, net of tax effect.  The change in accumulated other comprehensive income, along with the net loss of ($171,000), were the primary reasons for the Company’s stockholders’ equity remaining flat since year-end 2000.

Pacifica is subject to minimum capital requirements.  The FDIC has adopted regulations establishing minimum requirements for the capital adequacy of FDIC insured banks, which address both risk-based capital and leverage capital.  Under the risk-based capital guidelines, risk percentages are assigned to various categories of assets and off balance sheet items to calculate a risk-adjusted capital ratio.  Tier I capital generally consists of common shareholders’ equity (which does not include unrealized gains and losses on securities), less goodwill and certain identifiable intangible assets, while Tier II capital includes the allowance for loan losses and subordinated debt, both subject to certain limitations.  The FDIC’s leverage capital guidelines require banks to maintain a minimum ratio of Tier I capital to average total adjusted assets (“leverage ratio”) of 4%.

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

The FDIC has established qualifications necessary to be classified as a well-capitalized bank, primarily for assignment of FDIC insurance premium rates.  The following table sets forth the current regulatory requirements for capital ratios that are applicable to Pacifica, compared with Pacifica’s capital ratios at dates indicated. The table illustrates that Pacifica’s capital ratios well exceeded the regulatory capital requirements and qualified as well capitalized.

	Regulatory	To Be Well	Pacifica's Actual Ratio
Capital Ratios	Minimum	Capitalized	March 31, 2001

Tier I Capital to Risk-Weighted Assets Ratio	4.00%	6.00%	11.79%
Total Capital to Risk-Weighted Assets Ratio	8.00%	10.00%	13.04%
Leverage ratio	4.00%	5.00%	10.50%

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

Interest Rate Swaps

As part of its asset/liability management, Pacifica uses interest rate swaps to hedge interest rate exposure on a portion of its variable-rate loans.  During October 2000, Pacifica entered into two $10 million interest rate swap agreements with the objective of stabilizing cash flows, and accordingly, net interest income, over time.  Under the swap agreements, Pacifica receives a fixed rate of interest on a semi-annual basis, and pays an adjustable rate on a quarterly basis.  As of March 31, 2001 and December 31, 2000, the accumulated unrealized gains on the cash flow hedge (net of income taxes) were $516,000 and $280,000, respectively, which is included in the balance of accumulated other comprehensive income.  Total interest income on the swaps recognized in the first quarter of 2001was $44,000.  During April 2001, the Company sold the interest rate swaps and realized a gain of $763,000.

PACIFICA BANCORP, INC.
PART II – OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

11 - Computation of per share earnings

	(b)	Reports on Form 8-K

Pacifica did not file any reports on Form 8-K during the first quarter of 2001.

PACIFICA BANCORP, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFICA BANCORP, INC.
(Registrant)

Date:	May 11, 2001	By	/s/ Jeffery C. Low
Jeffery C. Low
Chairman, President and
Chief Executive Officer

Date:	May 11, 2001	By	/s/ John D. Huddleston
John D. Huddleston
Senior Vice President and
Chief Financial Officer