Form 10QSB
period 2001-06-30
PACIFICA BANCORP INC
filed 2001-08-14
CIK 1133862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

☐ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

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

Yes ☒               No ☐

The number of shares outstanding of the issuer’s classes of common equity as of July 31, 2001:

Common Stock - no par value, 3,269,608 shares outstanding

PACIFICA BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2001	2000

(Dollars in thousands)	(Unaudited)
ASSETS
Cash and due from banks	$3,406	$3,548
Interest bearing cash	17,709	5,791
Federal funds sold	3,190	3,090

Total cash and cash equivalents	24,305	12,429
Interest-bearing deposits in other banks	1,850	1,557
Securities available-for-sale	16,327	17,661
Federal Home Loan Bank stock, at cost	264	255
Loans	115,661	105,822
Less allowance for loan losses	(2,000)	(1,306)

Total loans, net	113,661	104,516
Bank premises and equipment, net	1,246	1,192
Accrued interest receivable	975	959
Other	112	81

TOTAL ASSETS	$158,740	$138,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$9,702	$8,995
Interest-bearing	130,828	111,416

Total deposits	140,530	120,411
Accrued interest payable	2,171	1,712
Other accrued liabilities	173	525
Other borrowings	610	376

TOTAL LIABILITIES	143,484	123,024

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 3,000,000 shares authorized; none issued or outstanding	-	-
Common stock, no par value, 10,000,000 shares authorized, 3,265,608 and 3,258,208 shares issued and outstanding at June 30, 2001 and December 31, 2000	16,328	16,291
Accumulated deficit	(1,152)	(1,400)
Accumulated other comprehensive income, net of tax	80	735

TOTAL STOCKHOLDERS' EQUITY	15,256	15,626

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$158,740	$138,650

See accompanying notes to these financial statements.

PACIFICA BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in thousands, except for per share data)	2001	2000	2001	2000

INTEREST INCOME
Loans, including fees	$2,686	$2,103	$5,460	$3,775
Investments and interest-bearing deposits	455	293	942	569
Federal funds sold	37	50	88	103

Total interest income	3,178	2,446	6,490	4,447

INTEREST EXPENSE
Deposits	1,858	1,106	3,661	1,978
Borrowings	2	-	6	-

Total interest expense	1,860	1,106	3,667	1,978

NET INTEREST INCOME	1,318	1,340	2,823	2,469
PROVISION FOR LOAN LOSSES	950	150	1,794	287

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	368	1,190	1,029	2,182

NONINTEREST INCOME
Loan commissions	67	-	110	-
Service fees	26	9	54	15
Other income	150	88	256	161
Gain on sale of securities and derivatives	1,238	-	1,662	-

Total noninterest income	1,481	97	2,082	176

NONINTEREST EXPENSES
Salaries and employee benefits	736	586	1,536	1,153
Occupancy and equipment	216	163	433	314
Other expenses	478	352	894	614

Total noninterest expenses	1,430	1,101	2,863	2,081

INCOME BEFORE INCOME TAXES	419	186	248	277
INCOME TAXES	-	-	-	-

NET INCOME	$419	$186	$248	$277

Net income per share of common stock:
Basic	$0.13	$0.06	$0.08	$0.09

Diluted	$0.11	$0.05	$0.07	$0.08

Weighted average number of shares outstanding:
Basic	3,265,608	3,226,706	3,264,745	3,221,104

Diluted	3,670,641	3,637,084	3,666,419	3,631,482

See accompanying notes to these financial statements.

PACIFICA BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,

(Dollars in thousands)	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$248	$277
Adjustments to reconcile net income to net cash flows from operating activities
Provision for loan losses	1,794	287
Net amortization (accretion) of securities	(25)	(45)
Realized (gain)/loss on sale of available-for-sale securities, net	(899)	-
Realized (gain)/loss on sale of derivatives	(763)	-
Federal Home Loan Bank stock dividends	(9)	(8)
Depreciation	217	154
Changes in operating assets and liabilities
Interest receivable	(16)	(278)
Other assets	(31)	(8)
Interest payable	459	282
Other liabilities	(15)	89

Net cash flows from operating activities	960	750

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing deposits in banks	(293)	(448)
Purchases of available-for-sale investment securities	(32,392)	(5,825)
Proceeds from sales, maturities and principle payments of available-for-sale securities	34,082	7,652
Proceeds from sale of derivatives	763	-
Net change in loans made to customers	(11,363)	(23,671)
Additions to premises and equipment	(271)	(112)

Net cash flows from investing activities	(9,474)	(22,404)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in noninterest-bearing deposits	707	(181)
Increase (decrease) in interest-bearing deposits	19,412	31,902
Increase (decrease) in other borrowings	234	-
Proceeds from sale of common stock	37	86

Net cash flows from financing activities	20,390	31,807

NET CHANGE IN CASH AND CASH EQUIVALENTS	11,876	10,153
CASH AND CASH EQUIVALENTS, beginning of period	12,429	13,865

CASH AND CASH EQUIVALENTS, end of period	$24,305	$24,018

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$3,208	$1,696

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

NOTE 1.  BASIS OF PRESENTATION

The interim unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information and with instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial condition and the results of operations for the interim periods included herein have been made.  Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results to be anticipated for the year ending December 31, 2001.  Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.  For additional information, refer to the audited financial statements and notes thereto included in Pacifica’s annual report on Form 10-KSB for the year ended December 31, 2000.

The condensed consolidated financial statements include the accounts of Pacifica Bancorp, Inc. and its wholly-owned subsidiaries: Pacifica Bank and Pacifica Mortgage Company.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

NOTE 4.   IMPAIRED LOAN AND ALLOWANCE FOR LOAN LOSSES

The Company downgraded to nonaccural status a $2.2 million credit relationship in April 2001 and subsequently charged off $1.1 million in May 2001. The current balance on the credit is approximately $1.0 million. The Company is continuing to aggressively pursue payment on the credit. The allowance for loan losses was significantly increased through additional provisions since year-end 2000. Management believes the allowance for loan losses is adequate to provide against the loss that may result from this credit, and that the problems with this credit are unique to the specific borrower and are not indicative of a particular industry or the Company’s portfolio overall.

NOTE 5. INVESTMENT SECURITIES AND DERIVATIVES

During the six month period ended June 30, 2001 the company sold certain securities. Gross proceeds from sales of these securities were $915,000, gross gains were $899,000 and recognized losses for the year totaled $16,000.

During the six month period ended June 30, 2001 the Company terminated its interest rate swap contracts in existent as of December 31,2000. Gains on the termination of these contracts amounted to $763,000, which also represents the gross amount of proceeds received.

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

Pacifica’s mission is to exceed customer, shareholder and community expectations in dedication, professionalism and innovation.  The Company continuously reviews products and services in order to provide its customers more service options and better quality.  Our new Internet online banking service is expected to be operational before year-end.  In addition, recent banking legislation allows affiliations among securities, insurance, banking and other financial companies and provides for the creation of financial holding companies and financial subsidiaries. If an appropriate opportunity is presented, Pacifica may elect to become a financial holding company.  Further growth through branch expansion or acquisition into other geographic and product line markets may also be considered as new opportunities arise.  The Bank anticipates opening a branch in Seattle in the fourth quarter of 2001.  This should allow Pacifica to expand its network into Seattle’s industrial and downtown areas as well as the international district.

Effective July 1, 2001, Mr. Lawrence Fagan, former Executive Vice President and Chief Lending Officer and Director, left the Company to pursue other endeavors.  Upon Mr. Fagan’s resignation, the company entered into a severance agreement with him.  The duties and responsibilities of the Chief Lending Officer have been reorganized.  Ms. Emily Yeh, Senior Vice President, and Mr. Larry Houk, recently promoted to Senior Vice President, have been appointed team leaders in charge of loan production.  Both leaders report directly to the Chief Executive Officer, Mr. Jeff Low.  Ms. Carmen Malsbury, Senior Vice President continues to be the head of Credit Administration.  In addition, the company recently hired Mr. Rob Robinson, Vice President and Loan Quality Officer.  Mr. Robinson has over twenty years of experience in the area of Loan Administration.

Financial Condition and Results of Operations

Financial information for the three months and six months ended June 30, 2001 represents the consolidated financial condition and results of operations of the Company, while information for the same periods of 2000 represents the Bank’s operations only.

During the first six months of 2001, management focused on credit quality and overall growth.  At June 30, 2001, Pacifica had assets of $158.7 million, an increase of 14% from December 31, 2000. Stockholders’ equity was $15.3 million at June 30, 2001 and $15.6 at December 31, 2000.  Net loans increased 9% to $113.7 million at June 30, 2001 from $104.5 million at December 31, 2000.  Management also focused on deposit growth in an effort to gain market share and support overall growth objectives.  Deposits increased 17% to $140.5 million at June 30, 2001 from $120.4 million at December 31, 2000.

Annualized return on average assets (ROA) was 1.06% for the second quarter of 2001, compared to 0.72% for the same period in 2000.  Annualized return on average stockholders’ equity (ROE) was 10.75% for the second quarter of 2001, compared to 5.31% for the second quarter of 2000.  The Company’s average equity to average assets ratio was 9.89% and 13.46%, respectively, for the quarters ended June 30, 2001 and 2000.

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

Pacifica reported net income of $419,000, or $0.11 per diluted share for the second quarter of 2001, compared to $186,000 or $0.05 per diluted share for the same period of 2000.  Net income for the six months ended June 30, 2001 was $248,000, or $0.07 per diluted share, compared to $277,000, or $0.08 per diluted share for the same period in 2000. Earning assets and the corresponding total interest income continued to grow during the three months and six months ended June 30, 2001.  The decrease in net income for the six month period ended June 30, 2001 from the same period in 2000 was due primarily due to (i) declining interest rates combined with increasing costs for deposits, (ii) significant increases in our Loan Loss Reserve and, (iii) losses resulting from the formation and early stage operations of Pacifica Mortgage Company.  The increase in net income for the second quarter of 2001 as compared to the second quarter of 2000 was primarily due to the gains on sale of securities and derivatives.

Net Interest Income

Net interest income is the difference between total interest income and total interest expense. Changes in net interest income are affected by several factors, including changes in average balances of earning assets and interest-bearing liabilities, changes in rates on earning assets and rates paid for interest-bearing liabilities, and the level of noninterest-bearing deposits and stockholders’ equity.  As Pacifica’s balance sheet grows, its larger asset base has generated more interest income.  Loans are the highest-yielding component of Pacifica’s earning assets.  Since inception, Pacifica has experienced strong loan demand.  Loans averaged 74% of Pacifica’s total assets during the three months and six months ended June 30, 2001, compared to 76% and 74% in the same periods of 2000.  Pacifica does not expect the yield spread to change significantly as a result of the Pacifica Mortgage Company formation since it currently originates primarily single-family mortgage loans and the loans are brokered to other servicing agents with fees being paid to the Mortgage Company.  The revenue source for Pacifica Mortgage Company is presently fee income only.

Abbreviated average balance sheet and net interest income data for the periods are shown below:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,

(Dollars in thousands)	2001	2000	$ Change	% Change	2001	2000	$ Change	% Change

Loans	$116,176	$79,206	$36,970	47%	$112,434	$72,511	$39,923	55%
Int-bearing deposits in other banks	19,336	9,521	9,815	103%	14,910	9,767	5,143	53%
Investments	15,461	8,100	7,361	91%	17,440	8,111	9,329	115%
Federal funds sold	3,402	3,156	246	8%	3,551	3,468	83	2%
Federal Home Loan Bank stock	259	243	16	100%	257	241	16	100%

Total interest-earning assets	154,634	100,226	54,408	54%	148,592	94,098	54,494	58%

Total noninterest-earning assets	3,068	3,754	(686)	-18%	3,505	3,515	(10)	0%

Total assets	$157,702	$103,980	$53,722	52%	$152,097	$97,613	$54,484	56%

Interest-bearing deposits	$128,575	$80,169	$48,406	60%	$123,481	$74,376	$49,105	66%
Other borrowed funds	231	-	231	-	256	-	256	-

Total interest-bearing liabilities	128,806	80,169	48,637	61%	123,737	74,376	49,361	66%

Noninterest-bearing deposits	10,431	8,722	1,709	20%	9,683	8,367	1,316	16%
Other noninterest-bearing liabilities	2,870	1,089	1,781	164%	2,831	957	1,874	196%
Stockholders' equity	15,595	14,000	1,595	11%	15,846	13,913	1,933	14%

Total liabilities and stockholders' equity	$157,702	$103,980	$53,722	52%	$152,097	$97,613	$54,484	56%

Total interest income	$3,178	$2,446	$732	30%	$6,490	$4,447	$2,043	46%
Total interest expense	1,860	1,107	753	68%	3,667	1,978	1,689	85%

Net interest income	$1,318	$1,339	$(21)	-2%	$2,823	$2,469	$354	14%

Net interest margin	3.41%	5.34%			3.80%	5.25%

Net interest income for the second quarter of 2001 decreased $21,000, or 2%, to $1.3 million, compared to the same period of 2000.  For the first six months of 2001, net interest income increased $354,000, or 14%, to $2.8 million from $2.5 million in the same period of 2000.  The change in net interest income reflects the impact of rate changes on prime-based loans and the lag in repricing of time certificates of deposit. On a dollar-for-dollar basis, interest-earning assets increased more than interest-bearing liabilities during the second quarter and the six months ended June 30, 2001.  Compared with the second quarter of 2000, average interest-earning assets increased approximately $54.4 million, or 54%, to $154.6 million while average interest-bearing liabilities increased $48.6 million, or 61%, to $128.8 million for the second quarter of 2001.   For the first six months ended June 30, 2001, average interest-earning assets increased approximately $54.5 million, or 58%, to $148.6 million, while average interest-bearing liabilities increased $49.4 million, or 66%, to $123.7 million from the same period of 2000.

Net interest margin (net interest income divided by average earning assets) was 3.41% in the second quarter of 2001, compared with 5.34% for the same period of 2000. The average yield on earning assets decreased to 8.22% during the second quarter of 2001 from 9.76% in the same period of 2000.  On the other hand, the average cost of interest-bearing liabilities for the second quarter of 2001 increased to 5.78% from 5.52% in the same period of 2000.

For the first six months of 2001, net interest margin decreased to 3.80% from 5.25% for the same period in 2000.  The average yield on interest-earning assets decreased to 8.74% in the first six months of 2001, compared with 9.45% in the same period of 2000.  Meanwhile, the average cost of interest-bearing liabilities increased to 5.93% during the first six months of 2001 from 5.32% for the same period of 2000.

The decrease in net interest margin is primarily due to the 275 basis point decline during the first half of 2001 in short-term interest rates, and the fact that our interest earning assets have been  repricing more quickly than our interest bearing liabilities.  At June 30, 2001 Pacifica had $98.3 million in time certificates of deposits.  Approximately $36.4 million of such time certificates of deposit are expected to reprice in the third quarter of 2001, which should have a positive impact on net interest margin.

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

Average loans (net of deferred loan fees) were approximately $116.2 million in the second quarter of 2001, up $37 million from $79.2 million for the same period of 2000.  Yield on the loan portfolio (net of deferred loan fees) averaged 9.25% in the second quarter of 2001, compared to 10.62% in the same period of 2000.  For the six months ended June 30, 2001, average loans (net of deferred loan fees) were approximately $112.4 million, up $39.9 million from $72.5 million for the same period of 2000.  Yield on the loan portfolio (net of deferred loan fees) averaged 9.71% in the six months ended June 30, 2001, compared to 10.41% in the same period of 2000.  The comparable loan yields are consistent with the interest rate levels during the three months and six months ended June 30, 2001 and 2000.  Meanwhile, competition for deposits to fund continued growth in the primary market area is high and deposits tend to reprice slower than loans.  During the second quarter of 2001, average interest-bearing deposits were $128.6 million, an increase of $48.4 million compared to the same period of 2000.  The cost of interest-bearing deposits averaged 5.78% in the second quarter of 2001, compared to 5.52% in the same period of 2000.  For the six months ended June 30, 2001, average interest-bearing deposits were $123.5 million, an increase of $49.1 million compared to the same period of 2000.  The cost of interest-bearing deposits averaged 5.93% in the six months ended June 30, 2001, compared to 5.32% in the same period of 2000.

Income on investments, interest-earning deposits and federal funds sold totaled $492,000 and $1 million, respectively, for the second quarter and the six months ended June 30, 2001, an increase of $149,000 and $358,000 when compared to the same periods of 2000.  The average yields on investments were 6.15% and 6.59%, respectively, for the second quarter and the first six months of 2001, as compared to 6.95% and 6.65% for the same periods of 2000.

Noninterest Income

Noninterest income increased by $1.4 million to $1.5 million in the second quarter of 2001, compared with $97,000 for the same period in 2000.  For the first six months of 2001, noninterest income increased by $1.9 million to $2.1 million as compared to $176,000 in the same period of 2000.  The increases were due primarily to the $1.2 million and $1.7 million gains on sale of investment securities and derivatives during the second quarter and the first six months of 2001, respectively.  A new source of other noninterest income during 2001 was the loan fee income from Pacifica Mortgage Company, which totaled $67,000 and $110,000 for the second quarter and the first six months of 2001, respectively.  International banking services and other fee income also increased as a result of the successful expansion of the various Pacifica services and the increase in transaction volume.

Noninterest Expense

Noninterest expense increased $329,000, or 30%, for the second quarter of 2001, and $782,000, or 38%, for the first six months of 2001, compared with the same period in 2000.  The increases resulted primarily from the additional personnel costs and other expenses associated with Pacifica’s growth and the formation and operation of Pacifica Mortgage Company.

Salaries and employee benefits expense approximated $736,000 and $1.5 million for the second quarter and first six months of 2001, respectively, compared to $586,000 and $1.2 million in the same periods of 2000.  The increases were primarily results of the growth in the number of employees. Pacifica had 51 full-time equivalent employees at June 30, 2001, compared with 35 full-time equivalent employees at June 30, 2000.

Occupancy and equipment expense was $216,000 for the second quarter of 2001 and $433,000 for the first six months of 2001, up $53,000 (33%) and $119,000 (38%), respectively, from the same periods in 2000. The increase in occupancy and equipment expense was due primarily to the increase in building lease expense. Pacifica leased additional office space in March 2001 and expects to lease more office space in 2001 to provide for our continued growth.  Therefore, occupancy and equipment expense is expected to increase for 2001.

Total other expenses were $478,000 in the second quarter of 2001 and $894,000 for the first six months of 2001, up $126,000 (36%) and $280,000 (46%), respectively, from the same periods in 2000. The increase is due primarily to our rapid growth and the reorganization costs associated with the formation of the holding company and Pacifica Mortgage Company.

Analysis of Financial Condition

Investment Activities

Pacifica’s investment portfolio is an important source of liquidity and interest income.  The Company’s total investment portfolio includes Federal Home Loan Bank of Seattle (“FHLB”) stock, available-for-sale securities, and time certificates with other banks.  The Company had no held-to-maturity or trading securities.  All securities are classified as available-for-sale and are carried at fair value.  Securities are used by management as part of its asset/liability management strategy and may be sold in response to interest rate changes or significant prepayment risk.  During the second quarter and the first six months of 2001, the Company sold available-for-sale securities of approximately $25 million and $34.1 million, respectively, and realized gains of $475,000 and $899,000, respectively.

The following table shows the amortized cost and estimated fair value of securities available-for-sale at the dates indicated:

	June 30, 2001

		Gross Unrealized

(Dollars in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value

Available-for-Sale Securities
U.S. Government agencies	$9,102	$7	$-	$9,109
Mortgage-backed securities	6,131	77	-	6,208
Corporate debt securities	972	38	-	1,010

Total investment securities	$16,205	$122	$-	$16,327

	December 31, 2000

		Gross Unrealized

(Dollars in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value

Available-for-Sale Securities
U.S. Government agencies	$8,647	$482	$-	$9,129
Mortgage-backed securities	5,355	120	-	5,475
Corporate debt securities	2,969	88	-	3,057

Total investment securities	$16,971	$690	$-	$17,661

Lending Activities

Loan Portfolio Composition. Pacifica originates a wide variety of loans to small and medium sized businesses and individuals.  The following table sets forth the loan portfolio composition by type of loan at the dates indicated:

	June 30, 2001		December 31, 2000

(Dollars in thousands)	Amount	% of Total	Amount	% of Total

Commercial and industrial loans	$48,584	42%	$46,161	44%
Real estate - construction	26,370	23%	23,173	22%
Real estate - mortgage	38,048	33%	33,441	31%
Consumer and other	3,174	3%	3,519	3%

	116,176	100%	106,294	100%
Less deferred loan fees	(515)	0%	(472)	0%

Total loans	$115,661	100%	$105,822	100%

At June 30, 2001, total loans increased by $9.8 million, or 9.3%, to $115.7 million from $105.8 million at year-end 2000.  Commercial loans, real estate construction and real estate mortgage loans were the categories that contributed to the majority of the increase.  Commercial loans increased $2.4 million, or 5%; real estate construction loans increased $3.2 million, or 14%; real estate mortgage loans increased $4.6 million, or 14%; while consumer and other loans decreased $345,000 or 10%.  Increases in loan balances occurred mainly as a result of new originations.  Funding for the growth in loans in the second quarter of 2001 came from an increase in interest-bearing liabilities and from noninterest-bearing sources of funds and capital.

Pacifica’s commercial loan portfolio includes loans to businesses in the manufacturing, wholesale, retail, service, agricultural, and construction industries, primarily located in King County.  As of June 30, 2001, there was no significant concentration of loans to any particular group of customers engaged in similar activities and having similar economic characteristics.  However, due to the limited scope of Pacifica’s primary market area, a substantial geographic concentration of credit risk exists and, as a result, localized economic downturns can be expected to have a more pronounced effect on Pacifica than they might with a similar but more geographically diversified business.

Asset Quality

Analysis of Provision and Allowance for Loan Losses. Pacifica’s loan loss analysis procedure emphasizes early detection of loan losses.  The Company downgraded to nonaccrual status a $2.2 million credit relationship in April 2001 and subsequently charged off $1.1 million in May 2001.  The current balance on the credit is approximately $1.0 million.  The company is continuing to aggressively pursue payment on the credit.  The allowance for loan losses was significantly increased through additional provisions since year-end 2000.  Management believes the allowance for loan losses is adequate to provide against the loss that may result from this credit, and that the problems with this credit are unique to the specific borrower and are not indicative of a particular industry or the Company’s portfolio overall.

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

Management reviews and evaluates the appropriate level of the allowance for loan losses and determines the provision at least on a monthly basis.  The evaluation by management includes consideration of changes in the nature and volume of the portfolio as well as commitments and standby letters of credit, overall portfolio quality, past loan loss experience, peer bank experience, loan concentrations, specific problem loans, internal and external credit examination results, and the current economic conditions that may affect the borrowers’ ability to pay.  Management monitors delinquencies closely.  Loan loss reserve calculation and the delinquencies are reported to the Board of Directors and the Bank Loan Committee at least monthly.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans.  Such agencies may require Pacifica to adjust the allowance for loan losses based on their judgment about information available to them at the time of their examination.

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

At June 30, 2001, the allowance for loan losses was $2.0 million, or 1.73% of total loans and 200% of nonperforming loans, compared to $1.3 million, or 1.23% of total loans, at December 31, 2000.  The $694,000 increase from year-end 2000 includes additional provisions to the allowance for loan losses of $1.8 million and a charge-off of $1.1 million.  Increase in provision for loan losses was based upon management’s assessment of changing general economic conditions and the Company’s loan portfolio.  Management anticipates that continued growth of the loan portfolio and a slowing of growth in the local economy will require continued additions to the allowance for loan losses during 2001.

Partially offsetting this negative impact on earnings from the additional provisions are gains resulting from the sale of securities and the sale of interest rate swaps.  During the first six months of 2001, gains of approximately $899,000 were realized from the sale of securities and gains of $763,000 were realized from the sale of interest rate swaps.

The following table sets forth information regarding changes in Pacifica’s allowance for loan losses:

	Three Months Ended June 30,		Six Months Ended June 30,

(Dollars in thousands)	2001	2000	2001	2000

Balance at beginning of period	$2,150	$725	$1,306	$588
Charge-offs	(1,100)	-	(1,100)	-
Recoveries	-	-	-	-
Provision for loan losses	950	150	1,794	287

Balance at end of period	$2,000	$875	$2,000	$875

Ratio of net charge-offs to average loans outstanding during the period	0.95%	0%	0.98%	0%

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

The Company had $1 million in nonaccrual loans at June 30, 2001.

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

Deposits

Pacifica offers various types of deposit accounts, including checking, savings, money market accounts and a variety of certificate of deposit accounts. Total deposits increased 17% to $140.5 million at June 30, 2001, compared to $120.4 million at December 31, 2000.  Pacifica seeks to attract deposits in its primary market area by pricing its products competitively and delivering quality service.

Time deposits accounted for 75% of the total interest-bearing deposits at June 30, 2001 and 71% at December 31, 2000.  Money market deposits made up 20% of the total interest-bearing deposits at June 30, 2001 and 23% at December 31, 2000. NOW accounts made up 5% of the interest-bearing deposits at June 30, 2001 and 6% at December 31, 2000.

Noninterest-bearing deposits were $9.7 million at June 30, 2001 and $9.0 million at December 31, 2000. During the same period, interest-bearing deposits increased $19.4 million, or 17%, to $130.8 million, with the growth being attributable to time deposits, NOW accounts, and money market deposits.  During the six-month period ended June 30, 2001, NOW accounts decreased $681,000 to $6.0 million, money market accounts increased $502,000 to $26.2 million, while time deposits increased $19.6 million to $98.4 million.

Borrowings

At June 30, 2001 and December 31, 2000, Pacifica had demand notes issued to the U.S. Treasury in the amount of $610,000 and $376,000, respectively, representing the Treasury Tax and Loan note balance.

Capital

Pacifica’s stockholders’ equity at June 30, 2001 was $15.3 million, compared with $15.6 million at December 31, 2000. Shareholders’ equity was 10% and 11% of total assets at June 30, 2001 and December 31, 2000, respectively.

During the first quarter of 2001, Pacifica employees exercised 7,400 shares of stock options, which increased the common stock by $37,000.  There was no transaction affecting common stock in the second quarter. The decrease in accumulated deficit is due primarily to net income of $248,000 during the first six months of 2001.  Accumulated other comprehensive income was $80,000 as of June 30, 2001, a decrease of $655,000 compared to accumulated other comprehensive income of $735,000 at year-end 2000.  The decrease represents a reduction of $375,000 in unrealized gains on available-for-sale securities and a decrease of $280,000 in unrealized gains on cash flow hedge, net of tax effect.  The decrease in accumulated other comprehensive income was the primary reason for the slight decrease in the Company’s stockholders’ equity since year-end 2000.

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

Capital Ratios	Regulatory Minimum	To Be Well Capitalized	Pacifica's Actual Ratio June 30, 2001

Tier I Capital to Risk-Weighted Assets Ratio	4.00%	6.00%	12.11%
Total Capital to Risk-Weighted Assets Ratio	8.00%	10.00%	13.36%
Leverage ratio	4.00%	5.00%	9.59%

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

Interest Rate Swaps
As part of its asset/liability management, Pacifica uses interest rate swaps to hedge interest rate exposure on a portion of its variable-rate loans.  During October 2000, Pacifica entered into two $10 million interest rate swap agreements with the objective of stabilizing cash flows, and accordingly, net interest income, over time.  Under the swap agreements, Pacifica receives a fixed rate of interest on a semi-annual basis, and pays an adjustable rate on a quarterly basis.  Total interest income on the swaps recognized in the second quarter and the first six months of 2001were $13,000 and $57,000, respectively.  During April 2001, the Company sold the interest rate swaps and realized a gain of $763,000.  As of June 30, 2001 and December 31, 2000, the accumulated unrealized gains on the cash flow hedge (net of income taxes) were $0 and $280,000, respectively, which is included in the balance of accumulated other comprehensive income.

PACIFICA BANCORP, INC.
PART II – OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On April 24, 2001, the Annual Shareholders’ Meeting was held in Bellevue, Washington. The following are the results of the matters voted upon:

(a)         Election of directors
Class 1 Directors – term expires with 2002 annual meeting:
Mark P. Levy
George J. Pool
Keith D. Tibbles
Mark W. Weber

Class 2 Directors – term expires with 2003 annual meeting:
Lyle K. Snyder
Fannie Kuei-Fang Tsai
Edwin R. Young

Class 3 Directors – term expires with 2004 annual meeting:
Lawrence J. Fagan
Yi-Heng Lee
Jeffery C. Low
Robert E. Peterson

Votes for -	1,966,018
Votes against-	6,000
Votes abstain -	0

(b)        Ratification of adoption of Pacifica Bank’s employee stock option plan by Pacifica Bancorp, Inc.
Votes for -	1,886,778
Votes against-	6,000
Votes abstain -	79,240

Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits

                           11         - Computation of per share earnings

(b)        Reports on Form 8-K

A Form 8-K and a Form 8-K/A regarding the downgrade of a credit relationship was filed with the Securities and Exchange Commission on April 24 and May 14, 2001, respectively.

PACIFICA BANCORP, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFICA BANCORP, INC.
(Registrant)

Date:	August 10, 2001	By	/s/ Jeffery C. Low

Jeffery C. Low
Chairman, President and
Chief Executive Officer

Date:	August 10, 2001	By	/s/ John D. Huddleston

John D. Huddleston
Senior Vice President and
Chief Financial Officer