Form 10QSB
period 2001-09-30
PACIFICA BANCORP INC
filed 2001-11-14
CIK 1133862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to ___________

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

Yes  ☒   No ☐

The number of shares outstanding of the issuer’s classes of common equity as of October 31, 2001:

Common Stock - no par value, 3,260,368 shares outstanding

PACIFICA BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2001	December 31, 2000
(Dollars in thousands)	(Unaudited)
ASSETS
Cash and due from banks	$5,515	$3,548
Interest bearing cash	9,282	5,791
Federal funds sold	3,315	3,090
Total cash and cash equivalents	18,112	12,429
Interest-bearing deposits in other banks	1,854	1,557
Securities available-for-sale	42,529	17,661
Federal Home Loan Bank stock, at cost	268	255
Loans	109,077	105,822
Less allowance for loan losses	(2,040)	(1,306)
Total loans, net	107,037	104,516
Bank premises and equipment, net	1,330	1,192
Accrued interest receivable	795	959
Other	304	81
TOTAL ASSETS	$172,229	$138,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$16,447	$8,995
Interest-bearing	138,775	111,416
Total deposits	155,222	120,411
Accrued interest payable	1,767	1,712
Other accrued liabilities	196	525
Other borrowings	1,532	376
TOTAL LIABILITIES	158,717	123,024
STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 3,000,000 shares authorized; none issued or outstanding	-	-
Common stock, no par value, 10,000,000 shares authorized, 3,260,368 and 3,258,208 shares issued and outstanding, at September 30, 2001 and December 31, 2000	16,054	16,291
Accumulated deficit	(2,685)	(1,400)
Accumulated other comprehensive income, net of tax	143	735
TOTAL STOCKHOLDERS' EQUITY	13,512	15,626
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$172,229	$138,650

See accompanying notes to these financial statements.

PACIFICA BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except for per share data)	2001	2000	2001	2000
INTEREST INCOME
Loans, including fees	$2,553	$2,367	$8,013	$6,142
Investments and interest-bearing deposits	499	387	1,441	956
Federal funds sold	27	54	115	157
Total interest income	3,079	2,808	9,569	7,255
INTEREST EXPENSE
Deposits	1,829	1,357	5,490	3,335
Borrowings	6	1	12	1
Total interest expense	1,835	1,358	5,502	3,336
NET INTEREST INCOME	1,244	1,450	4,067	3,919
PROVISION FOR LOAN LOSSES	1,459	165	3,253	452
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	(215)	1,285	814	3,467
NONINTEREST INCOME
Loan commissions	7	-	117	-
Service fees	27	22	81	37
Other income	162	95	418	256
Gain on sale of securities and derivatives	42	-	1,704	-
Total noninterest income	238	117	2,320	293
NONINTEREST EXPENSES
Salaries and employee benefits	874	611	2,410	1,764
Occupancy and equipment	261	140	694	454
Other expenses	421	311	1,315	925
Total noninterest expenses	1,556	1,062	4,419	3,143
INCOME (LOSS) BEFORE INCOME TAXES	(1,533)	340	(1,285)	617
INCOME TAXES	-	-	-	-
NET INCOME (LOSS)	$(1,533)	$340	$(1,285)	$617

Net income (loss) per share of common stock:
Basic	$(0.47)	$0.11	$(0.39)	$0.19
Diluted	$(0.47)	$0.10	$(0.39)	$0.17
Weighted average number of shares outstanding:
Basic	3,273,947	3,234,268	3,267,846	3,225,540
Diluted	3,273,947	3,644,648	3,267,846	3,635,920

See accompanying notes to these financial statements.

PACIFICA BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,285)	$617
Adjustments to reconcile net income (loss) to net cash flows from operating activities
Provision for loan losses	3,253	452
Net amortization (accretion) of securities	12	(66)
Realized (gain)/loss on sale of available-for-sale securities, net	(941)	-
Realized (gain)/loss on sale of derivatives	(763)	-
Federal Home Loan Bank stock dividends	(13)	(12)
Depreciation	312	205
Changes in operating assets and liabilities
Interest receivable	164	(418)
Other assets	(223)	18
Interest payable	55	518
Other liabilities	(24)	215
Net cash flows from operating activities	547	1,529
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing deposits in banks	(297)	(951)
Purchases of available-for-sale investment securities	(74,887)	(11,372)
Proceeds from sales, maturities and principlepayments of available-for-sale securities	50,475	8,171
Proceeds from sale of derivatives	763	-
Net change in loans made to customers	(6,198)	(31,895)
Additions to premises and equipment	(450)	(162)
Net cash flows from investing activities	(30,594)	(36,209)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in noninterest-bearing deposits	7,452	1,085
Increase (decrease) in interest-bearing deposits	27,359	39,117
Increase (decrease) in other borrowings	1,156	533.00
Repurchase of common stock	(452)	-
Proceeds from sale of common stock	215	196
Net cash flows from financing activities	35,730	40,931
NET CHANGE IN CASH AND CASH EQUIVALENTS	5,683	6,251
CASH AND CASH EQUIVALENTS, beginning of period	12,429	13,865
CASH AND CASH EQUIVALENTS, end of period	$18,112	$20,116
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$5,447	$2,818
Cash paid during the period for income taxes	$100,000	$-

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

NOTE 1.  BASIS OF PRESENTATION

The interim unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial condition and the results of operations for the interim periods included herein have been made.  Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results to be anticipated for the year ending December 31, 2001.  Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.  For additional information, refer to the audited financial statements and notes thereto included in Pacifica’s annual report on Form 10-KSB for the year ended December 31, 2000.

The condensed consolidated financial statements include the accounts of Pacifica Bancorp, Inc. and its wholly-owned subsidiaries: Pacifica Bank and Pacifica Mortgage Company.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as of the date of the balance sheet, and revenues and expenses for the period. Actual results could differ from estimated amounts.

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

NOTE 3.  INCOME TAXES

Pacifica made an estimated tax payment of $100,000 in September 2001.  Due to the accumulated deficit status of the Company, the tax payment was recorded as a deferred tax asset.  Because of unused net operating losses and preopening expenses, Pacifica has not recognized a tax provision within the statement of operations in the past.

NOTE 4.  IMPAIRED LOAN AND ALLOWANCE FOR LOAN LOSSES

During 2001, the Company downgraded a $2.2 million credit relationship (net of the $444,000 participation sold) to nonaccrual status.  The Company charged off $1.1 million on this credit in May 2001.  In addition, in October 2001, the Company repurchased the $440,000 participation previously sold to an independent bank.  In anticipation of this repurchase, the Company took an additional charge off of $1.4 million on the remaining outstanding portion of this loan  in September 2001, bringing the balance on this credit to zero.

The Company’s allowance for loan losses was significantly increased through additional provisions since year-end 2000.  At September 30, 2001, the allowance for loan losses was $2.0 million, or 1.87% of total loans, compared to $1.3 million, or 1.23% of total loans, at December 31, 2000. Management believes the current level of allowance for loan losses is adequate to provide against potential loan losses inherent in a loan portfolio, and that the problems with this credit are unique to the specific borrower and are not indicative of a particular industry or the Company’s portfolio overall.

NOTE 5.  INVESTMENT SECURITIES AND DERIVATIVES

During the nine month period ended September 30, 2001 the Company sold certain securities. Gross proceeds from sales of these securities were $42.3 million, gross gains were $958,000 and recognized losses for the nine months totaled $17,000.

During the nine month period ended September 30, 2001 the Company terminated its interest rate swap contracts in existence as of December 31, 2000. Gains on the termination of these contracts amounted to $763,000, which also represents the gross amount of proceeds received.

NOTE 6.  REPURCHASE OF COMMON STOCK

In September 2001, the Company made an isolated repurchase of 40,920 shares of its outstanding common stock at a purchase price of $452,000, or $11.05 per share, from a single shareholder.

NOTE 7.  SUBSEQUENT EVENT

In October 2001, the Company repurchased a $444,000 loan participation that was previously sold to an independent bank, related to the impaired loan discussed in Note 4.

In October 2001, the Company filed a bond claim of approximately $2.5 million with its insurance company in connection with the impaired credit referred to in Note 4.  It is uncertain whether the Company will be able to collect any or all of this claim from the insurance company.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the unaudited condensed consolidated financial statements of Pacifica Bancorp, Inc. (“Pacifica” or the “Company”) and notes thereto presented elsewhere in this report.

This form 10-QSB includes forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs and assumptions based on currently available information, and we have not undertaken to update these statements except as required by the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder.  Other than statements of historical fact regarding our financial position, statements regarding our business strategies and management’s plans and objectives for future operations are forward-looking statements.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “will,” “should” and "intend" and words or phrases of similar meaning, as they relate to Pacifica or management, are intended to help identify forward-looking statements.  Although we believe that management’s expectations as reflected in forward-looking statements are reasonable, we cannot assure readers that those expectations will prove to be correct.  Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements.  These risks and uncertainties include our ability to maintain or expand our market share or net interest margins, and to implement our marketing and growth strategies.  Further, actual results may be affected by our ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry, and the events of September 11, 2001 and its aftermath, as those factors relate to our cost of funds and return on assets.  In addition, there are risks inherent in the banking industry relating to collectibility of loans and changes in interest rates.  Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in our other filings with the FDIC and the SEC. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations.

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

Pacifica’s mission is to exceed customer, shareholder and community expectations in dedication, professionalism and innovation.  The Company continuously reviews products and services in order to provide its customers more service options and better quality.  Our new Internet online banking service is expected to be operational before year-end.  In addition, recent banking legislation allows affiliations among securities, insurance, banking and other financial companies and provides for the creation of financial holding companies and financial subsidiaries. If an appropriate opportunity is presented, Pacifica may elect to become a financial holding company.  Further growth through branch expansion or acquisition into other geographic and product line markets may also be considered as new opportunities arise.  The Bank anticipates opening a branch in Seattle in December 2001.  This should allow Pacifica to expand its network into Seattle’s industrial and downtown areas as well as the international district.

Effective July 1, 2001, Mr. Lawrence Fagan, former Executive Vice President and Chief Lending Officer and Director, left the Company to pursue other endeavors.  Upon Mr. Fagan’s resignation, the Company entered into a severance agreement with him.  The duties and responsibilities of the Chief Lending Officer have been reorganized.  Ms. Emily Yeh, Senior Vice President, and Mr. Larry Houk, recently promoted to Senior Vice President, have been appointed team leaders in charge of loan production.  Both leaders report directly to the Chief Executive Officer, Mr. Jeff Low.  Ms. Carmen Malsbury, Senior Vice President continues to be the head of Credit Administration.  In addition, the company recently hired Mr. Rob Robinson, Vice President and Loan Quality Officer.  Mr. Robinson has over twenty years of experience in the area of Loan Administration.  In September, the Board of Directors unanimously approved the promotion of Mr. John Huddleston to Executive Vice President, Chief Financial Officer and Chief Operating Officer.  Mr. Huddleston has been a Senior Vice President and Chief Financial Officer of Pacifica since inception.  Mr. Huddleston has over 20 years experience in the banking and financial management industry.

Financial Condition and Results of Operations

Financial information for the three months and nine months ended September 30, 2001 represents the consolidated financial condition and results of operations of the Company, while information for the same periods of 2000 represents the Bank’s operations only.

During the first nine months of 2001, management focused on credit quality and overall growth.  At September 30, 2001, Pacifica had assets of $172.2 million, an increase of 25% from December 31, 2000. Stockholders’ equity was $13.5 million at September 30, 2001 and $15.6 at December 31, 2000.  Net loans increased 2% to $107.0 million at September 30, 2001 from $104.5 million at December 31, 2000.  Management also focused on deposit growth in an effort to gain market share and support overall growth objectives.  Deposits increased 29% to $155.2 million at September 30, 2001 from $120.4 million at December 31, 2000.

Annualized return on average assets (ROA) was –3.62% for the third quarter of 2001, compared to 1.16% for the same period in 2000.  Annualized return on average stockholders’ equity (ROE) was –40.29% for the third quarter of 2001, compared to 9.47% for the third quarter of 2000.  The Company’s average equity to average assets ratio was 8.99% and 12.26%, respectively, for the quarters ended September 30, 2001 and 2000.

Annualized return on average assets (ROA) was –1.09% for the first nine months of 2001, compared to 0.79% for the same period in 2000.  Annualized return on average stockholders’ equity (ROE) was –10.97% for the first nine months of 2001, compared to 5.85% for the same period of 2000.  The Company’s average equity to average assets ratio was 9.89% and 13.50%, respectively, for the first nine months ended September 30, 2001 and 2000.

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

Pacifica reported net loss of $1.5 million, or ($0.47) per share for the third quarter of 2001, compared to $340 or $0.10 per diluted share for the same period of 2000.  Net loss for the nine months ended September 30, 2001 was $1.3 million, or ($0.39) per share, compared to $617,000, or $0.17 per diluted share for the same period in 2000. Earning assets and the corresponding total interest income continued to grow during the three months and nine months ended September 30, 2001.  Despite the significant gains on sale of securities and derivatives, net income for the three months and nine months ended September 30, 2001 decreased from the same periods in 2000.  The decrease was due primarily to (i) declining interest rates combined with relatively high costs for deposits, (ii) charge-off of an impaired credit and significant increases in our Loan Loss Reserve and, (iii) losses resulting from the formation and early stage operations of Pacifica Mortgage Company.

Net Interest Income

Net interest income is the difference between total interest income and total interest expense. Changes in net interest income are affected by several factors, including changes in average balances of earning assets and interest-bearing liabilities, changes in rates on earning assets and rates paid for interest-bearing liabilities, and the level of noninterest-bearing deposits and stockholders’ equity.  As Pacifica’s balance sheet grows, its larger asset base has generated more interest income.  Loans are the highest-yielding component of Pacifica’s earning assets.  Since inception, Pacifica has experienced strong loan demand.  Loans averaged 68% and 72% of Pacifica’s total assets during the three months and nine months ended September 30, 2001, compared to 75% in the same periods of 2000.  Pacifica does not expect the yield spread to change significantly as a result of the Pacifica Mortgage Company formation since it currently originates primarily single-family mortgage loans and the loans are brokered to other servicing agents with fees being paid to the Mortgage Company.  The revenue source for Pacifica Mortgage Company is presently fee income only.

Abbreviated average balance sheet and net interest income data for the periods are shown below:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2001	2000	$ Change	% Change	2001	2000	$ Change	% Change
Loans	$114,558	$87,857	$26,701	30%	$113,150	$77,664	$35,486	46%
Int-bearing deposits in other banks	29,870	10,603	19,267	182%	19,952	10,048	9,904	99%
Investments	18,109	11,517	6,592	57%	17,648	9,254	8,394	91%
Federal funds sold	3,043	3,257	(214)	-7%	3,380	3,397	(17)	-1%
Federal Home Loan Bank stock	263	247	16	100%	259	243	16	100%
Total interest-earning assets	165,843	113,481	52,362	46%	154,389	100,606	53,783	53%

Total noninterest-earning assets	3,377	3,655	(278)	-8%	3,461	3,580	(119)	-3%
Total assets	$169,220	$117,136	$52,084	44%	$157,850	$104,186	$53,664	52%

Interest-bearing deposits	$138,582	$90,861	$47,721	53%	$128,570	$79,911	$48,659	61%
Other borrowed funds	481	39	442	1133%	332	13	319	2454%
Total interest-bearing liabilities	139,063	90,900	48,163	53%	128,902	79,924	48,978	61%

Noninterest-bearing deposits	12,546	10,633	1,913	18%	10,648	9,128	1,520	17%
Other noninterest-bearing liabilities	2,390	1,240	1,150	93%	2,682	1,070	1,612	151%
Stockholders' equity	15,221	14,363	858	6%	15,618	14,064	1,554	11%
Total liabilities and stockholders' equity	$169,220	$117,136	$52,084	44%	$157,850	$104,186	$53,664	52%

Total interest income	$3,079	$2,808	$271	10%	$9,569	$7,255	$2,314	32%
Total interest expense	1,835	1,358	477	35%	5,502	3,336	2,166	65%
Net interest income	$1,244	$1,450	$(206)	-14%	$4,067	$3,919	$148	4%

Net interest margin	3.00%	5.11%			3.51%	5.19%

Net interest income before provision for loan losses for the third quarter of 2001 decreased $206,000 or 14%, to $1.2 million, compared to the same period of 2000.  For the first nine months of 2001, net interest income before provision for loan losses increased $148,000, or 4%, to $4.1 million from $3.9 million in the same period of 2000.  The change in net interest income reflects the impact of rate changes on prime-based loans and the lag in repricing of time certificates of deposit. On a dollar-for-dollar basis, interest-earning assets increased more than interest-bearing liabilities during the third quarter and the nine months ended September 30, 2001.  Compared with the third quarter of 2000, average interest-earning assets increased approximately $52.4 million, or 46%, to $165.8 million while average interest-bearing liabilities increased $48.2 million, or 53%, to $139.1 million for the third quarter of 2001.   For the first nine months ended September 30, 2001, average interest-earning assets increased approximately $53.8 million, or 53%, to $154.4 million, while average interest-bearing liabilities increased $49 million, or 61%, to $128.9 million from the same period of 2000.

Net interest margin (net interest income divided by average earning assets) was 3.00% in the third quarter of 2001, compared with 5.11% for the same period of 2000. The average yield on earning assets decreased to 7.43% during the third quarter of 2001 from 9.90% in the same period of 2000.  On the other hand, the average cost of interest-bearing liabilities for the third quarter of 2001 increased to 5.28% from 5.97% in the same period of 2000.

For the first nine months of 2001, net interest margin decreased to 3.51% from 5.19% for the same period in 2000.  The average yield on interest-earning assets decreased to 8.26% in the first nine months of 2001, compared with 9.61% in the same period of 2000.  Meanwhile, the average cost of interest-bearing liabilities increased to 5.69% during the first nine months of 2001 from 5.56% for the same period of 2000.

The decrease in net interest margin is primarily due to the 350 basis point decline during the first nine months of 2001 in short-term interest rates, and the fact that our interest earning assets have been repricing more quickly than our interest bearing liabilities. During the first nine months of 2001, Pacifica lowered its cost of deposits, however, the effect of the lowering of deposits cost will lag the effect of reduced loan yields.  At September 30, 2001 Pacifica had $101.4 million in time certificates of deposits.  Approximately $38.2 million of such time certificates of deposit are expected to reprice in the fourth quarter of 2001, which should have a positive impact on net interest margin.

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

Average loans (net of deferred loan fees) were approximately $114.6 million in the third quarter of 2001, up $26.7 million, or 30%, from $87.9 million for the same period of 2000.  Yield on the loan portfolio (net of deferred loan fees) averaged 8.91% in the third quarter of 2001, compared to 10.77% in the same period of 2000.  For the nine months ended September 30, 2001, average loans (net of deferred loan fees) were approximately $113.2 million, up $35.5 million, or 46%, from $77.7 million for the same period of 2000.  Yield on the loan portfolio (net of deferred loan fees) averaged 9.44% in the nine months ended September 30, 2001, compared to 10.54% in the same period of 2000.  The loan yields are consistent with the interest rate levels during the three months and nine months ended September 30, 2001 and 2000.  Meanwhile, our deposits tend to reprice slower than our loans.  During the third quarter of 2001, average interest-bearing deposits were $138.6 million, an increase of $47.7 million compared to the same period of 2000.  The cost of interest-bearing deposits averaged 5.28% in the third quarter of 2001, compared to 5.97% in the same period of 2000.  For the nine months ended September 30, 2001, average interest-bearing deposits were $128.6 million, an increase of $48.7 million compared to the same period of 2000.  The cost of interest-bearing deposits averaged 5.69% in the nine months ended September 30, 2001, compared to 5.56% in the same period of 2000.

Income on investments, interest-earning deposits, Federal Home Loan Bank stock and federal funds sold totaled $526,000 and $1.6 million, respectively, for the third quarter and the nine months ended September 30, 2001, an increase of $85,000 and $443,000 when compared to the same periods of 2000.  The average yields on investments were 4.96% and 6.04%, respectively, for the third quarter and the first nine months of 2001, as compared to 7.24% and 6.89% for the same periods of 2000.

Noninterest Income

Noninterest income increased by $121,000 to $238,000 in the third quarter of 2001, compared with $117,000 for the same period in 2000.  For the first nine months of 2001, noninterest income increased by $2.0 million to $2.3 million as compared to $293,000 in the same period of 2000.  The increases were due primarily to the $42,000 and $1.7 million gains on sale of investment securities and derivatives during the third quarter and the first nine months of 2001, respectively.  A new source of other noninterest income during 2001 was the loan fee income from Pacifica Mortgage Company, which totaled $7,000 and $117,000 for the third quarter and the first nine months of 2001, respectively.  International banking services and other fee income also increased as a result of the successful expansion of the various Pacifica services and the increase in transaction volume.

Noninterest Expense

Noninterest expense increased $494,000, or 47%, for the third quarter of 2001, and $1.3 million, or 41%, for the first nine months of 2001, compared with the same period in 2000.  The increases resulted primarily from the additional personnel costs and other expenses associated with Pacifica’s growth and the formation and operation of Pacifica Mortgage Company.

Salaries and employee benefits expense approximated $874,000 and $2.4 million for the third quarter and first nine months of 2001, respectively, compared to $611,000 and $1.8 million in the same periods of 2000.  The increases were primarily results of the growth in the number of employees. Pacifica had 58 full-time equivalent employees at September 30, 2001, compared with 38 full-time equivalent employees at September 30, 2000.

Occupancy and equipment expense was $261,000 for the third quarter of 2001 and $694,000 for the first nine months of 2001, up $121,000 (86%) and $240,000 (53%), respectively, from the same periods in 2000. The increase in occupancy and equipment expense was due primarily to the increase in building lease expense. Pacifica leased additional office space in March and August of 2001, and expects to lease more office space in the fourth quarter to provide for our continued growth.  Therefore, occupancy and equipment expense is expected to increase for 2001.

Total other expenses were $421,000 in the third quarter of 2001 and $1.3 million for the first nine months of 2001, up $110,000 (35%) and $390,000 (42%), respectively, from the same periods in 2000. The increase is due primarily to our rapid growth and the reorganization costs associated with the formation of the holding company and Pacifica Mortgage Company.

Analysis of Financial Condition

Investment Activities

Pacifica’s investment portfolio is an important source of liquidity and interest income.  The Company’s total investment portfolio includes Federal Home Loan Bank of Seattle (“FHLB”) stock, available-for-sale securities, and time certificates with other banks.  The Company had no held-to-maturity or trading securities.  All securities are classified as available-for-sale and are carried at fair value.  Securities are used by management as part of its asset/liability management strategy and may be sold in response to interest rate changes or significant prepayment risk.  During the third quarter and the first nine months of 2001, the Company sold available-for-sale securities of approximately $8.2 million and $42.3 million, respectively, and realized gains of $42,000 and $940,900, respectively.

The following table shows the amortized cost and estimated fair value of securities available-for-sale at the dates indicated:

	September 30, 2001
(Dollars in thousands)	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Available-for-Sale Securities
U.S. Government agencies	$30,954	$149	$(4)	$31,099
Mortgage-backed securities	11,359	79	(8)	11,430
Total investment securities	$42,313	$228	$(12)	$42,529

	December 31, 2000
(Dollars in thousands)	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Available-for-Sale Securities
U.S. Government agencies	$8,647	$482	$-	$9,129
Mortgage-backed securities	5,355	120	-	5,475
Corporate debt securities	2,969	88	-	3,057
Total investment securities	$16,971	$690	$-	$17,661

Lending Activities

Loan Portfolio Composition. Pacifica originates a wide variety of loans to small and medium sized businesses and individuals.  The following table sets forth the loan portfolio composition by type of loan at the dates indicated:

	September 30, 2001		December 31, 2000
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial and industrial loans	$43,624	40%	$46,161	44%
Real estate - construction	27,068	25%	23,173	22%
Real estate - mortgage	35,552	32%	33,441	31%
Consumer and other	3,289	3%	3,519	3%
	109,533	100%	106,294	100%
Less deferred loan fees	(456)	0%	(472)	0%
Total loans	$109,077	100%	$105,822	100%

At September 30, 2001, total loans increased by $3.3 million, or 3%, to $109.1 million from $105.8 million at year-end 2000.  Real estate construction and real estate mortgage loans were the categories that contributed to the majority of the increase.  Commercial loans decreased $2.5 million, or 5%; real estate construction loans increased $3.9 million, or 17%; real estate mortgage loans increased $2.1 million, or 6%; while consumer and other loans decreased $230,000 or 7%.  Increases in loan balances occurred mainly as a result of new originations.  Funding for the growth in loans in the third quarter of 2001 came from an increase in interest-bearing liabilities and from noninterest-bearing sources of funds and capital.

Pacifica’s commercial loan portfolio includes loans to businesses in the manufacturing, wholesale, retail, service, agricultural, and construction industries, primarily located in King County.  As of September 30, 2001, there was no significant concentration of loans to any particular group of customers engaged in similar activities and having similar economic characteristics.  However, due to the limited scope of Pacifica’s primary market area, a substantial geographic concentration of credit risk exists and, as a result, localized economic downturns can be expected to have a more pronounced effect on Pacifica than they might with a similar but more geographically diversified business.

Asset Quality

Analysis of Provision and Allowance for Loan Losses. Pacifica’s loan loss analysis procedure emphasizes early detection of loan losses.  During 2001, the Company downgraded a $2.2 million credit relationship (net of the $444,000 participation sold) to nonaccrual status.  The Company charged off $1.1 million on this credit in May 2001.  In addition, in October 2001, the Company repurchased the $440,000 participation previously sold to an independent bank.  In anticipation of this repurchase, the Company took an additional charge off of $1.4 million on the remaining outstanding portion of this loan in September 2001, bringing the balance on this credit to zero. The Company’s allowance for loan losses was significantly increased through additional provisions since year-end 2000.  A total of $3.2 million has been added to the loan loss reserve during the first nine months of 2001. Management believes the current level of allowance for loan losses is adequate to provide against the potential loss that resides in the loan portfolio, and that the problems with this credit are unique to the specific borrower and are not indicative of a particular industry or the Company’s portfolio overall.

In October 2001, the Company filed a bond claim of approximately $2.5 million with its insurance company in connection with the impaired credit referred to above.  It is uncertain whether the Company will be able to collect any or all of this claim from the insurance company.

In light of the charged-off credit and to guard against the perceived weakening economy, we have hired independent loan reviewers to examine our loan portfolio.  Management has followed up on recommendations of the reviewers and enhanced credit administration.

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

At September 30, 2001, the allowance for loan losses was $2.0 million, or 1.87% of total loans, compared to $1.3 million, or 1.23% of total loans, at December 31, 2000. The $734,000 increase from year-end 2000 includes additional provisions to the allowance for loan losses of $3.2 million and a charge-off of $2.5 million.  Increase in provision for loan losses was based upon management’s assessment of changing general economic conditions and the Company’s loan portfolio.  Management anticipates that continued growth of the loan portfolio and a slowing of growth in the local economy will require continued additions to the allowance for loan losses during 2001.

Partially offsetting this negative impact on earnings from the additional provisions are gains resulting from the sale of securities and the sale of interest rate swaps.  During the first nine months of 2001, gains of approximately $941,000 were realized from the sale of securities and gains of $763,000 were realized from the sale of interest rate swaps.

The following table sets forth information regarding changes in Pacifica’s allowance for loan losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2001	2000	2001	2000
Balance at beginning of period	$2,000	$875	$1,306	$588
Charge-offs	(1,419)	-	(2,519)	-
Recoveries	-	-	-	-
Provision for loan losses	1,459	165	3,253	452
Balance at end of period	$2,040	$1,040	$2,040	$1,040

Ratio of net charge-offs to average loans outstanding during the period	1.24%	0%	2.23%	0%

Nonperforming Assets. Nonperforming assets include nonaccrual loans, restructured loans, and loans 90 days or more past due.  Pacifica’s policy generally is to place loans on a nonaccrual basis when, in management’s judgment, the collateral value and the financial condition of the borrower do not justify accruing interest as an income item. Interest previously recorded but not deemed collectible is reversed and charged against current income. Interest income on these loans is then recognized when collected. Restructured loans are loans for which the contractual interest rate has been reduced or other concessions are granted to the borrower because of deterioration in the financial condition of the borrower resulting in the borrower’s inability to meet the original contractual terms of the loans.

At September 30, 2001, the Company had $1.8 million in potential problem loans.  The Company had no nonaccrual loans at September 30, 2001.

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

Deposits

Pacifica offers various types of deposit accounts, including checking, savings, money market accounts and a variety of certificate of deposit accounts. Total deposits increased 29% to $155.2 million at September 30, 2001, compared to $120.4 million at December 31, 2000.  Pacifica seeks to attract deposits in its primary market area by pricing its products competitively and delivering quality service.

Time deposits accounted for 73% of the total interest-bearing deposits at September 30, 2001 and 71% at December 31, 2000.  Money market deposits made up 21% of the total interest-bearing deposits at September 30, 2001 and 23% at December 31, 2000. NOW accounts made up 3% of the interest-bearing deposits at September 30, 2001 and 6% at December 31, 2000.

Noninterest-bearing deposits were $16.4 million at September 30, 2001 and $9.0 million at December 31, 2000. During the same period, interest-bearing deposits increased $27.4 million, or 25%, to $138.8 million, with the growth being attributable to time deposits, NOW accounts, and money market deposits.  During the nine-month period ended September 30, 2001, NOW accounts decreased $2.3 million to $4.4 million, money market accounts increased $7 million to $32.7 million, while time deposits increased $22.5 million to $101.4 million.

Borrowings

At September 30, 2001 and December 31, 2000, Pacifica had demand notes issued to the U.S. Treasury in the amount of $782,000 and $376,000, respectively, representing the Treasury Tax and Loan note balance.  Pacifica obtained a $3 million one-year revolving line of credit with a bank in September 2001.  The line of credit is collateralized by Pacifica’s stock.  Interest on this line is at the bank’s prime rate plus 0.75%. Borrowings under this line of credit totaled $750,000 at September 30, 2001.

Capital

Pacifica’s stockholders’ equity at September 30, 2001 was $13.5 million, compared with $15.6 million at December 31, 2000. Shareholders’ equity was 8% and 11% of total assets at September 30, 2001 and December 31, 2000, respectively.

The primary reasons for the decrease in the Company’s stockholders’ equity since year-end 2000 were the decrease in accumulated other comprehensive income, the repurchase of the Company’s common stock and the net loss for the first nine months.  During the first nine months of 2001, Pacifica employees exercised 43,080 shares of stock options, which increased the common stock by $215,000.  The increase in accumulated deficit is due primarily to a net loss of $1.3 million during the first nine months of 2001.  Accumulated other comprehensive income was $143,000 as of September 30, 2001, a decrease of $592,000 compared to accumulated other comprehensive income of $735,000 at year-end 2000.  The decrease represents a reduction of $312,000 in unrealized gains on available-for-sale securities and a decrease of $280,000 in unrealized gains on cash flow hedge, net of tax effect.  In September 2001, the Company made an isolated repurchase of 40,920 shares of its outstanding common stock at a purchase price of $452,000, or $11.05 per share, from a shareholder.

Pacifica is subject to minimum capital requirements under banking regulations for bank holding companies and banks.  Under the risk-based capital guidelines, risk percentages are assigned to various categories of assets and off balance sheet items to calculate a risk-adjusted capital ratio.  Tier I capital generally consists of common shareholders’ equity (which does not include unrealized gains and losses on securities), less goodwill and certain identifiable intangible assets, while Tier II capital includes the allowance for loan losses and subordinated debt, both subject to certain limitations.  The leverage capital guidelines require banks to maintain a minimum ratio of Tier I capital to average total adjusted assets (“leverage ratio”) of 4%.

Banking regulators may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.  Banks with capital ratios below the required minimum are subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

The FDIC has established qualifications necessary to be classified as a well-capitalized bank, primarily for assignment of FDIC insurance premium rates.  Pacifica Bank qualified as “well-capitalized” at September 30, 2001.

The following table sets forth the current regulatory requirements for capital ratios that are applicable to Pacifica, compared with Pacifica’s capital ratios at the dates indicated. The table illustrates that Pacifica’s capital ratios exceeded the regulatory capital requirements and qualified as well capitalized.

Capital Ratios	Regulatory Minimum	To Be Well Capitalized	Pacifica's Actual Ratio September 30, 2001

Tier I Capital to Risk-Weighted Assets Ratio	4.00%	6.00%	11.17%
Total Capital to Risk-Weighted Assets Ratio	8.00%	10.00%	12.42%
Leverage ratio	4.00%	5.00%	8.12%

Asset/Liability Management

Pacifica maintains an asset/liability management policy that provides guidelines for controlling exposure to interest rate risk.  The guidelines direct management to assess the impact of changes in interest rates upon both earnings and capital.  The guidelines further provide that in the event of an increase in interest rate risk beyond pre-established limits, management will consider steps to reduce interest rate risk to acceptable levels.

Interest Rate Swaps

As part of its asset/liability management, Pacifica uses interest rate swaps to hedge interest rate exposure on a portion of its variable-rate loans.  During October 2000, Pacifica entered into two $10 million interest rate swap agreements with the objective of stabilizing cash flows, and accordingly, net interest income, over time.  Under the swap agreements, Pacifica receives a fixed rate of interest on a semi-annual basis, and pays an adjustable rate on a quarterly basis.  During April 2001, the Company sold the interest rate swaps and realized a gain of $763,000.  Total interest income on the swaps recognized in the first nine months of 2001were $57,000.  As of September 30, 2001 and December 31, 2000, the accumulated unrealized gains on the cash flow hedge (net of income taxes) were $0 and $280,000, respectively, which is included in the balance of accumulated other comprehensive income.

PART II – OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

11 - Computation of per share earnings

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFICA BANCORP, INC.
(Registrant)

Date:	November 14th, 2001	By	/s/ Jeffery C. Low
Jeffery C. Low
Chairman, President and
Chief Executive Officer

Date:	November 14th, 2001	By	/s/ John D. Huddleston
John D. Huddleston
Executive Vice President, Chief Operations Officer and Chief Financial Officer