Form 10KSB40
period 2001-12-31
PACIFICA BANCORP INC
filed 2002-03-29
CIK 1133862

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-32385

Pacifica Bancorp, Inc.

(Name of small business issuer in its charter)

Washington	91-2094365
(State or other jurisdiction of incorp3oration or organization)	(I.R.S. Employer Identification Number)

Skyline Tower, 10900 NE 4th Street, Suite 200, Bellevue, WA 98004
(Address of principal executive offices) (Zip Code)

Issuer’s Telephone Number: (425) 637-1188

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer’s revenue for fiscal year 2001 was $15,193,000.

The aggregate market value of common stock held by non-affiliates of registrant at March 1, 2002 was $16,080,000.

The number of shares of registrant’s common stock outstanding at March 1, 2002 was 3,260,368.

Documents incorporated by reference and parts of Form 10-KSB into which incorporated:

Registrant’s definitive Proxy Statement Dated March 25, 2002                    Part III, except all or part of Item 9 and Item 13, as indicated.

NOTE:    This annual report serves as the Bank’s annual disclosure statement under requirements of the Federal Deposit Insurance Corporation (FDIC). This statement has not been reviewed, or confirmed for accuracy or relevance, by the FDIC.

i

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

Pacifica Bancorp, Inc. (“Pacifica” or the “Company”) is a bank holding company with two subsidiaries, Pacifica Bank (the “Bank”) and Pacifica Mortgage Company (“Pacifica Mortgage”).  The Company was organized under the laws of the State of Washington in October 2000 and is headquartered in Bellevue, Washington.

At a special shareholders’ meeting held on December 14, 2000, shareholders of the Bank voted for the Plan and Agreement of Reorganization (the “Plan”) to reorganize the Bank as a wholly-owned subsidiary of a bank holding company, including a two-for-one stock split.  Upon the approval of the Federal Reserve Bank of San Francisco and the Washington State Department of Financial Institutions, Division of Banks (the “Department”), the Plan became effective on January 1, 2001 and the Company became the Bank’s parent company.  Upon reorganization, the Bank became a wholly-owned subsidiary of the Company and each outstanding whole share of Bank common stock was exchanged for two shares of the Company’s common stock.  Pacifica Mortgage Company, a wholly-owned subsidiary of the holding company, was formed on January 18, 2001 and offers a variety of residential loan options to the residents of our service area.

The Bank is a Washington state-chartered commercial bank, the deposits of which are insured by the Federal Deposit Insurance Corporation (the “FDIC”).  The Bank commenced banking operations in October 1998.

The Company offers a full range of commercial banking services.  Pacifica’s marketing strategy and general business plan are similar to strategies that have proven successful in similar situations involving new banks organized in the Pacific Northwest during the last several years.  Pacifica targets small to mid-sized businesses, professionals, various Asian communities and companies doing business in Asia for commercial banking services because it believes that these groups may be currently under-served by other financial institutions.

Pacifica’s mission is to exceed customer, shareholder and community expectations in dedication, professionalism and innovation.  The Company constantly reviews products and services in order to provide its customers more service options and better quality.  We successfully launched our new Internet online banking service in December 2001 and Online Bill Pay service is expected to be available to customers in the second quarter of 2002.  In addition, recent banking legislation allows affiliations among securities, insurance, banking and other financial companies and provides for the creation of financial holding companies and financial subsidiaries. If an appropriate opportunity is presented, Pacifica may elect to become a financial holding company.  Further growth through branch expansion or acquisition into other geographic and product line markets may also be considered as new opportunities arise. Currently Pacifica is not eligible for financial holding company status owing to its current regulatory status as described in “Regulation and Supervision” below.

The Company opened a branch office in Seattle in December 2001 and the opening was well received by the local communities.  This allows Pacifica to expand its network and better service our customers in Seattle’s industrial and downtown areas as well as the international district.  New branches do not generally become profitable for a period of time after opening.

Effective July 1, 2001, Mr. Lawrence Fagan, former Executive Vice President and Chief Lending Officer and Director, left the Company to pursue other endeavors.  Upon Mr. Fagan’s resignation, the Company entered into a severance agreement with him.  The duties and responsibilities of the Chief Lending Officer have been reorganized.  Ms. Emily Yeh, Senior Vice President, and Mr. Larry Houk, recently promoted to

Senior Vice President, have been appointed team leaders in charge of loan production.  Both leaders report directly to the Chief Executive Officer, Mr. Jeffery Low.  In addition, the Company hired Mr. Rob Robinson, Senior Vice President and Chief Loan Quality Officer.  Mr. Robinson has over twenty years of experience in the area of Loan Administration and he works with Ms. Carmen Malsbury, Senior Vice President and Chief Credit Officer to improve our credit administration.  In September, the Board of Directors unanimously approved the promotion of Mr. John Huddleston to Executive Vice President, Chief Financial Officer and Chief Operating Officer.  Mr. Huddleston has been a Senior Vice President and Chief Financial Officer of Pacifica since inception.  Mr. Huddleston has over 20 years experience in the banking and financial management industry.

Market Area

The primary market area from which we attract the majority of our customers is King County, Washington. Pacifica has its main office in the central business district of Bellevue, Washington, located approximately 10 miles from Seattle, and a newly opened branch office in downtown Seattle. We also attract customers from the greater Bellevue area, the greater Seattle area and from communities along the I-5 corridor from Everett to Tacoma, Washington.  Pacifica’s market area has undergone significant business diversification, and the regional economy has experienced strong growth and stability in recent years.  However, the regional economy slowed noticeably during 2001, with a number of large employers including Boeing, the largest employer in the Pacific Northwest, announcing layoffs or other workforce reductions. The full extent and effects of this economic slowdown will not be fully known for some time.

Competition

The Company operates in a highly competitive environment, competing for deposits, loans and other financial services with both banking institutions and non-financial institutions.  Competition among financial institutions in Pacifica’s primary market area is diverse and the strongest competition comes from commercial banks, savings banks, savings and loan associations, and brokerage firms.

The offices of major banks have competitive advantages over Pacifica in that they have high public visibility and are able to maintain advertising and marketing activity on a much larger scale than Pacifica.  Since single borrower lending limits imposed by law are dependent upon the capital of a banking institution, the branches of larger banks with substantial capital bases will also be at an advantage with respect to loan applications which exceed Pacifica’s legal lending limits.  However, these larger institutions generally appear to serve a different customer base than that targeted by Pacifica, thus Pacifica believes that it may be able to compete effectively for business based upon Pacifica’s marketing plan.

Our management expects the number of start-up community banks to increase because of the specialized service that such banks offer to potential customers.  This phenomenon may result in significant challenges to existing banks, including Pacifica, to maintain the competitive level of their products and services.

In order to compete with the other financial institutions in its primary market area, Pacifica uses, whenever possible, the flexibility that is accorded by being a locally-owned and managed community bank.  Pacifica emphasizes personal, professional, responsive, accessible, international, flexible, and innovative service.  Loan and consumer banking products and services are packaged so that Pacifica’s loan, deposit and fee structures are competitive with the rest of the industry.

Management believes bank competition may change dramatically over the next several years as the major regional banks continue to consolidate, which means that these large financial institutions may provide incentives for their customers to rely less on personal types of service and instead promote the use of electronic banking.  We see internet banking as another medium of service in addition to the traditional face-to-face approach.  We believe the effective use of technology is an important tool in leveling competition.  Management plans to use internet banking to build on our strengths, personal approach, flexibility and convenience.

We will continue to experience increased competition from non-banking companies especially in light of the recent changes in federal banking laws that eliminate certain barriers between banking and commercial firms.

Employees

At December 31, 2001, the Company employed 63 full-time equivalent employees.  Pacifica provides a variety of employment benefits and considers relations with its employees to be good.

Regulation and Supervision

General

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (“BHC Act”) registered with and subject to examination by the Board of Governors of the Federal Reserve System (the “FRB”).  The Bank is a Washington state-chartered commercial bank and is subject to examination, supervision, and regulation by the Department.  The FDIC insures the Bank’s deposits and in that capacity also regulates the Bank.

Banking is a highly regulated industry.  Pacifica’s earnings and activities are affected by legislation, by actions of the FRB, the Department, the FDIC and other regulators, and by local legislative and administrative bodies and decisions of courts in Washington State.  That legislation and regulation does or may in the future:

•           limit Pacifica’s ability to pay dividends,

•           impose additional requirements on the making, enforcement, and collection of consumer loans,

•              limit or expand Pacifica’s permissible activities, including Pacifica’s ability to sell mutual funds and other uninsured investment products to customers,

•              limit the finance charges or other fees or charges Pacifica can earn in such activities,

•              increase Pacifica’s cost of doing business by changing the laws and regulations governing the operations and taxation of banks and other financial institutions, or otherwise,

•              affect the competitive balance between banks and other financial and non-financial institutions, or

•              further regulate banking and financial services.

The likelihood of any such changes and their impact on us are impossible to predict. There can be no assurance whether any such legislation or regulation will place additional limitations on Pacifica’s operations or adversely affect Pacifica’s earnings.  The earnings of Pacifica are also affected by general economic conditions and the conduct of monetary policy by the U.S. government.

Supervisory Directive

As the result of a recent examination by the FDIC and the Department, the regulators informed us that they expect to issue a supervisory directive to address a number of issues related to our growth and loan quality.  We expect the supervisory directive will, among other things:

•           temporarily limit the Bank’s ability to pay dividends other than those necessary to service existing holding company debt (which in turn would limit the Company’s ability to pay dividends);

•           temporarily limit the Bank’s maximum asset size;

•           require our Tier 1 Leverage Capital ratio to be maintained at a level that would be typically required for a de novo bank (a newly chartered bank with less than three years of operations), and

•           require the Bank to reduce classified loans by a specified amount before December 31, 2002

We expect that these limitations will reduce our ability to grow as we previously had planned, and the regulators have informed us that the supervisory directive would remain in place until we have met the requirements of the directive, including but not limited to reduction of classified loans as stated above.

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

Banking Activities

Federal and Washington state law and regulations govern the Bank’s minimum capital requirements, required reserves against deposits, investments, loans (including loans to directors, officers and principal shareholders), legal lending limits, mergers and consolidations, borrowings, payment of dividends, establishment of branches and other aspects of its operations.  The Department and the FDIC also have extensive authority to prohibit banks under their supervision from engaging in what they consider to be unsafe and unsound practices.

Capital Adequacy Requirements

The FDIC has adopted regulations establishing minimum requirements for the capital adequacy of insured banks, which address both risk-based capital and leverage capital. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital.”  The FRB has also established capital adequacy requirements for bank holding companies, similar to those for banks.

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

Securities Reporting

Pacifica is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Securities Exchange Act of 1934.  Prior to December 31, 2000, the Bank filed recurring reports under the Securities Exchange Act with the FDIC’s Registration, Disclosure and Securities Information Unit, and after that date, all recurring reports relating to Pacifica Bancorp Inc. are filed with the Securities and Exchange Commission and are available on the SEC’s EDGAR database at http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

Pacifica’s main office, where its banking and mortgage operations and administrative functions are carried on, is located in the Skyline Tower, at 10900 NE 4th Street, Bellevue, Washington 98004, in the central business district of Bellevue.  Pacifica’s Seattle office, where its banking and mortgage operations reside, is located at 705 5th Avenue South, Seattle, Washington 98104.  Pacifica currently leases approximately 26,643 square feet for operations of the Bank and Pacifica Mortgage Company, and plans to rent additional space as appropriate to accommodate internal growth.

ITEM 3. LEGAL PROCEEDINGS

Pacifica from time to time may be a party to routine litigation incidental to its business.  Pacifica is not currently a party to any litigation, the adverse determination of which would be likely to have a material adverse effect upon Pacifica’s business operations or assets.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Initial Offering; Holding Company Reorganization

From June 1998 through January 1999, the Bank sold and issued 1,507,064 shares of common stock in connection with its initial unregistered offering. Effective January 1, 2001, each share of the Bank’s common stock was exchanged for two shares of the Company’s common stock pursuant to the plan of reorganization that provided for the formation of Pacifica and the reorganization of the Bank into a holding company structure.  Also effective on January 1, 2001 the Bank became a wholly-owned subsidiary of the Company. Upon closing of the reorganization, the Company had 3,258,208 shares of common stock outstanding.

Market for Common Equity

Pacifica’s stock is restricted and is not listed on any exchange or traded on the over-the-counter market.  No broker makes a market in Pacifica’s common stock, and sales are minimal.  Due to the limited information available, the following price information may not accurately reflect the actual market value of Pacifica’s shares.  The following are the high and low sales prices for Pacifica’s stock between individual investors, for transactions known to Pacifica, during 2001 and 2000 as adjusted for the two-for-one stock split effected in connection with the reorganization on January 1, 2001.

	2001		2000
	High	Low	High	Low
First quarter	$10.00	$9.25	$9.25	$9.20
Second quarter	10.00	10.50	9.25	9.13
Third quarter	11.05	9.00	9.25	9.25
Fourth quarter	11.00	8.00	10.00	8.00

Years Ended December 31
	2001		2000
Total shares traded	121,707	(1)	82,960	(2)

(1)                                  Exclusive of the exercise of stock options by existing and former employees totaling 43,080 shares at $5.00 per share.

(2)           Exclusive of the exercise of stock options by existing and former employees totaling 21,440 shares at $5.00 per share, as adjusted for the two-for-one stock split, during the year.

As of December 31, 2001 there were approximately 576 shareholders of record of Pacifica common stock.  Since year-end 2001, a single shareholder, directly or indirectly, purchased 74,064 shares at prices ranging from $5.50 to $6.00 per share.

Dividends

Federal and applicable state banking laws and regulations limit the Bank’s ability to pay dividends to the Company, and as a result, those laws and regulations indirectly limit the Company’s ability to pay dividends to shareholders.  On January 30, 2001, the Company adopted a dividend policy that provides that the Board of Directors will declare dividends only if the Company is considered to have adequate capital and strong earnings.  The Company plans to retain earnings to support planned growth over the near term and does not anticipate paying dividends in the foreseeable future.  As discussed in “Description of Business - Regulation and Supervision” above, we expect the FDIC and the Department will require us to enter into a supervisory directive that will, among other things, limit the Bank’s ability to pay dividends to the Company, with the result that the Company will be unable to pay dividends to shareholders.

Stock Option Plans

In order to attract and retain highly qualified personnel, the Company has adopted the Bank’s Employee Stock Option Plan (the “Option Plan”), which was approved by the Bank’s shareholders in 1998 and by Pacifica’s shareholders in April 2001.  At the time of approval, 1,000,000 shares of common stock (adjusted for the 2-for-1 split as a result of the reorganization effective January 1, 2001) were reserved for issuance under the Option Plan.  Upon closing of the reorganization, each outstanding and unexercised option to purchase one share of the Bank’s common stock was converted to an option to purchase two shares of the Company’s common stock, on substantially the same terms as the Option Plan.  Also in connection with the reorganization, the Option Plan was amended to cover issuances of future options by the Company, and otherwise continues in form and substance similar to the Option Plan as in effect before the reorganization.  The Option Plan is administered by the Board of Directors of Pacifica (or a committee thereof).  The Board of Directors recently approved an amendment to the Option Plan, which, if approved by shareholders, would increase the total number of shares available for issuance under the Option plan by 200,000 to 1,200,000. The proposed amendment has been included in Pacifica’s proxy materials for the 2002 Annual Meeting of Shareholders.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto presented elsewhere in this report.

The following discussion includes “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on management’s beliefs and assumptions based on currently available information, and we have not undertaken to update these statements except as required by the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder.  Other than statements of historical fact regarding our financial position, business strategies and management’s plans and objectives for future operations are forward-looking statements.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” and “intend” and words or phrases of similar meaning, as they relate to Pacifica or management, are intended to help identify forward-looking statements.  Although we believe that management’s expectations as reflected in forward-looking statements are reasonable, we cannot assure readers that those expectations will prove to be correct.  Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements.  These risks and uncertainties include our ability to maintain or expand our market share or net interest margins, and to implement our marketing and growth strategies.  Further, actual results may be affected by our ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry, and the events of September 11, 2001 and its aftermath, as those factors `relate to our cost of funds and return on assets.  In addition, there are risks inherent in the banking industry relating to collectibility of loans and changes in interest rates.  Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in our other filings with the FDIC and the SEC.  However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations.

Overview

Note:  The holding company reorganization was effected January 1, 2001.  Financial information prior to January 1, 2001 represents Bank operations only.

During the Bank’s third full year of operation, management focused on credit quality and overall growth.  At December 31, 2001, Pacifica had assets of $171.4 million, an increase of 24% from December 31, 2000.  This increase was primarily attributable to the increase in investments and interest-bearing cash.

 Stockholders’ equity was $11.8 million at December 31, 2001 and $15.6 at December 31, 2000, with the decline primarily attributable to a $4.6 million addition to our loan loss reserve and a $2.5 million charge-off on a single credit relationship.  We also repurchased 40,920 shares of the Company’s common stock from a single shareholder for a total of $452,000.  Net loans decreased 2% to $102.3 million at December 31, 2001 from $104.5 million at December 31, 2000.  Securities increased by 88% to $33.2 million at December 31, 2001 from $17.7 million at December 31, 2000.  Management also focused on deposit growth in an effort to gain market share and support overall growth objectives.  Deposits increased from $120.4 million at December 31, 2000 to $156.0 million at year-end 2001, an increase of $35.6 million, or 30%, during 2001.

Return on average assets (ROA) was (1.84%) for the year 2001, 0.79% for 2000, and (1.12%) for 1999.  Return on average stockholders’ equity (ROE) was (19.53%) for 2001, 6.15% for 2000 and (5.58%) for 1999.  The Bank’s average equity to average assets ratio was 9.41%, 12.91% and 20.09%, respectively, for 2001, 2000 and 1999.  The various performance ratios were negatively affected by the ($2.97) million loss in 2001.  Additionally, as discussed in “Description of Business–Regulation and Supervision” above, the Company is expected to become subject to a supervisory directive, which may limit our ability to grow in certain areas, such as total asset size.  Management has prepared actions plans, formed an Asset Quality Committee, and has taken other steps to improve credit quality, monitor capital ratios, maximize earnings, and promote stability.  We expect our rate of growth to slow from the high rate experienced in the first three years of operations, and our focus to shift to improving asset quality and increasing earnings.

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

Pacifica reported a net loss of $(2.97) million, or $(0.91) per share for 2001, compared to a net income of $878,000, or $0.24 per diluted share for 2000, and a net loss of $(731,000), or $(0.24) per diluted share for 1999.  Earning assets and the corresponding total interest income continued to grow during 2001.  Despite the significant gains on sale of securities and derivatives, net income for the year 2001 decreased from 2000.  The decrease was due primarily to (i) declining interest rates combined with relatively high costs for deposits, (ii) charge-off of an impaired credit and significant increases in our Loan Loss Reserve and, (iii) losses resulting from the formation and early stage operations of Pacifica Mortgage.

Net Interest Income

Net interest income is the difference between total interest income and total interest expense.  Changes in net interest income are affected by several factors, including changes in average balances of earning assets and interest-bearing liabilities, changes in rates on earning assets and rates paid for interest-bearing liabilities, and the level of noninterest-bearing deposits and stockholders’ equity.  As Pacifica’s balance sheet grows, its larger asset base has generated more total interest income.  Loans are the highest-yielding component of Pacifica’s earning assets.  Since inception, Pacifica has experienced strong loan demand.  Loans averaged 71% of Pacifica’s total interest-earning assets during 2001, compared to 77% during 2000.  Pacifica does not expect the yield spread to change significantly as a result of the Pacifica Mortgage operation since it currently originates primarily single-family mortgage loans and the loans are brokered to other servicing agents.  The revenue source for Pacifica Mortgage is presently fee income only.

Our summary average balance sheet and net interest income data for the periods are as follows:

	2001			2000
	Average Balance	Interest Earned/Paid	Rate/ Yield	Average Balance	Interest Earned/paid	Rate/ Yield
	(Dollars in thousands)
ASSETS
Interest-earning assets
Loans
Commercial	$46,248	$3,736	8.08%	$32,147	$3,651	11.36%
Real estate	62,639	5,588	8.92%	48,218	4,439	9.21%
Consumer	3,442	242	7.02%	2,868	252	8.79%
Total loans	112,329	9,566	8.52%	83,233	8,342	10.02%
Fees on loans	(479)	643		(373)	478
Total loans, net of fees	111,850	10,209	9.13%	82,860	8,820	10.64%

Investments
Taxable	23,749	1,243	5.23%	12,150	843	6.94%
Tax-exempt	—	—	—	—	—	—
Total investments	23,749	1,243	5.23%	12,150	843	6.94%

Interest-earning deposits with banks	18,546	704	3.80%	8,472	529	6.24%
Federal funds sold	3,354	133	3.97%	3,343	209	6.25%
Federal Home Loan Bank stock	261	18	6.85%	245	17	6.94%
Cash equivalent and FHLB stock	22,161	855	3.86%	12,060	755	6.26%

Total interest-earning assets	157,760	12,307	7.80%	107,070	$10,418	9.73%

Noninterest-earning assets
Cash and due from banks	3,000			2,646
Premises and equipment, net of depreciation	1,257			1,175
Other, less allowance for loan losses	(694)			(202)
Total noninterest-earning assets	3,563			3,619

TOTAL ASSETS	$161,323			$110,689

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
Deposits
NOW, savings and money market accounts	$35,421	$1,261	3.56%	$29,638	$1,358	4.58%
Time deposits < $100,000	16,667	988	5.93%	8,255	520	6.30%
Time deposits ≥ $100,000	79,669	4,744	5.95%	47,837	3,050	6.38%
Total interest-bearing deposits	131,757	6,993	5.31%	85,730	4,928	5.75%

Other short-term borrowed funds	580	28	4.83%	65	5	7.69%
Total interest-bearing liabilities	132,337	7,021	5.31%	85,795	4,933	5.75%

Noninterest-bearing liabilities
Demand deposits	11,250			9,301%
Other liabilities	2,557			1,306%
	13,807			10,607%

Stockholders' equity	15,179			14,287

TOTAL LIABILITIES AND EQUITY	$161,323			$110,6894

Net interest income and net interest spread		$5,286	2.50%		$5,485	3.98%
Net interest margin (net interest income/earning assets)			3.35%			5.12%

Net interest income before provision for loan losses for the year 2001 decreased by $199,000, or 4%, to $5.3 million, compared to an increase of $2.9 million, or 113% in 2000.  The decrease in net interest income in 2001 reflects the impact of rate changes on prime-based loans and the lag in repricing of time certificates of deposit.  On a dollar-for-dollar basis, interest-earning assets increased more than interest-bearing liabilities during 2001.  Compared with 2000, average interest-earning assets increased approximately $50.7 million, or 47%, to $161.3 million while average interest-bearing liabilities increased $46.5 million, or 54%, to $132.3 million.   The increase in net interest income in 2000 reflects significant growth in Pacifica’s interest-earning assets, in particular loans and investments, and the rise in interest rates during 2000.  Compared with 1999, average earning assets increased approximately $44.9 million, or 72%, to $107 million while average interest-bearing liabilities increased $39.8 million, or 86%, to $85.8 million in 2000.  In light of the supervisory directive as discussed under “Description of Business–Regulation and Supervision”, we will limit asset growth in 2002.  Given the overall rate environment, we expect net interest income to increase during 2002.

Net interest margin (net interest income divided by average earning assets) was 3.35% in 2001, compared with 5.12% in 2000. The average yield on earning assets decreased to 7.80% during 2001 from 9.73% in 2000.  Meanwhile, the average cost of interest-bearing liabilities for 2001 decreased to 5.31% from 5.75% in 2000.

The decrease in net interest margin is primarily due to the 475 basis point decline during 2001 in short-term interest rates, and the fact that our interest-earning assets have been repricing more quickly than our interest-bearing liabilities. During 2001, Pacifica lowered its cost of deposits, however, the effect of the lowering of deposits cost will lag the effect of reduced loan yields.  At December 31, 2001, Pacifica had $103.7million in time certificates of deposits.  Approximately $34.7 million of those time certificates of deposit are expected to reprice in the first quarter of 2002, which management believes will have a positive impact on our net interest margin for subsequent financial quarters.

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

Average loans (net of deferred loan fees) were approximately $111.9 million in 2001, up $29 million from $82.9 million in 2000. Loans grew at a faster pace during the first half of the year.  Due to the amount of loan payoffs and slower growth in new loan originations during the last quarter of 2001, net loans as of year-end 2001 were approximately the same as year-end 2000, yet the average balance for the year was higher.  The yield on the loan portfolio (net of deferred loan fees) averaged 9.13% in 2001, compared to 10.64% in 2000.  The decrease in loan yield is consistent with the drop in interest rates.  Meanwhile, our deposits tend to reprice slower than our loans. During 2001, average interest-bearing deposits were $131.8 million, an increase of $46 million compared to 2000.  During 2001, average interest-bearing deposits were $85.7 million, an increase of $39.8 million compared to 1999.  The cost of interest-bearing deposits decreased from 5.75% for 2000 to 5.31% for 2001.

Income on investments, interest-earning deposits, Federal Home Loan Bank stock and federal funds sold totaled $2.1 million in 2001, an increase of $501,000, or 31%, when compared to 2000.  The Yield on investments was 5.23% for 2001, as compared to 6.94% for 2000.

Rate/Volume Analysis.  The dollar amounts of interest income and interest expense fluctuate depending upon changes in interest rates and upon changes in amounts (volume) of Pacifica’s interest-earning assets and interest-bearing liabilities.  Changes attributable to (i) changes in volume (changes in average outstanding balances multiplied by the prior period’s rate), (ii) changes in rate (changes in average interest rate multiplied by the prior period’s volume), and (iii) changes in rate/volume (changes in rate times the change in volume that were allocated proportionately to the changes in volume and the changes in rate) were as follows:

	2001 vs. 2000			2000 vs. 1999
	Increase/(decrease) due to		Total Change	Increase/(decrease) due to		Total Change
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest income
Loans
Commercial	$1,323	$(1,238)	$85	$1,819	$418	$2,237
Real estate	1,290	(141)	1,149	2,432	78	2,510
Consumer	45	(55)	(10)	75	29	104
Interest income - loans (excluding fees)	2,658	(1,434)	1,224	4,326	525	4,851
Fees on loans	—	165	165	80	235	315
Interest income - loans (including fees)	2,658	(1,270)	1,389	4,406	760	5,166

Investments
Taxable	648	(248)	400	463	76	539
Tax-exempt	—	—	—	—	—	—
Total interest income - investments	648	(248)	400	463	76	539

Interest-earning deposits with banks	444	(269)	175	521	1	522
Federal funds sold	1	(77)	(76)	(855)	177	(678)
Federal Home Loan Bank stock	2	—	2	14	—	14
	446	(346)	101	(320)	178	(142)
Total interest income	3,752	(1,863)	1,889	4,549	1,014	5,563

Interest expense
Deposits
NOW, savings and money market accounts	237	(335)	(97)	577	63	640
Time Deposits <$100,000	500	(32)	468	329	39	368
Time deposits ≥ $100,000	1,908	(213)	1,694	1,351	292	1,643
Total interest expense on deposits	2,645	(581)	2,065	2,257	394	2,651

Other borrowed funds	35	(11)	24	—	4	4
Total interest expense	2,680	(592)	2,088	2,257	398	2,655

Net interest income	$1,072	$(1,271)	$(199)	$2,292	$616	$2,908

Noninterest Income

Noninterest income increased by $2.5 million, or 595% in 2001, compared to an increase of $174,000, or 73% in 2000.  The increase in 2001 was due primarily to the $1.7 million gains on the sale of investment securities and derivatives. A new source of other noninterest income during 2001 was the loan commissions, discount and rebate income from Pacifica Mortgage, which totaled $652,000 for 2001.  International banking services and other fee income also increased as a result of the successful expansion of the various Pacifica services and the increase in transaction volume.

The following table presents a breakdown of various components of Pacifica’s noninterest income for 2001, 2000 and 1999.

	Years Ended December 31,
	2001	Change	2000	Change	1999
	(Dollars in thousands)
Gain on sale of securities and derivatives	$1,732	$1,732	$—	$—	$—
Residential mortgage loan fee income	652	652	—	—	—
International trade finance fees	207	4	203	120	83
Service fees	102	50	52	35	17
Overdraft fees	76	29	47	20	27
Credit card fees	43	7	36	20	16
ATM fees	14	(4)	18	(3)	21
Other fee income	60	1	59	(18)	77
	$2,886	$2,471	$415	$174	$241

Noninterest Expense

Noninterest expense increased $2.2 million, or 51%, in 2001, and $1.3 million, or 44%, in 2000.  The increase resulted primarily from the additional personnel costs, occupancy expense and other expenses associated with Pacifica’s growth and the formation and operations of Pacifica Mortgage.

Set forth below is a schedule showing additional detail concerning increases in the Company’s noninterest expense for 2001, 2000 and 1999:

	Years Ended December 31,
	2001	Change	2000	Change	1999
	(Dollars in thousands)
Compensation and employee benefits	$3,979	$1,261	$2,718	$929	$1,789
Loan origination costs	(241)	32	(273)	(31)	(242)
Net compensation and employee benefits	3,738	1,293	2,445	898	1,547

Occupancy expense	977	385	592	22	570
Professional services	328	135	193	122	71
B&O taxes	185	21	164	86	78
Loan collection expense	156	156	—	—	—
Office supplies, stationary and printing	146	40	106	22	84
Advertising, marketing and bank promotions	120	22	98	29	69
Travel and entertainment	112	(16)	128	30	98
Director fees	106	2	104	83	21
Couriers, postage and mail service	92	15	77	26	51
Data processing	86	(5)	91	12	79
Telephone and data communications	78	21	57	16	41
Other expenses	371	121	250	(41)	291
Total noninterest expense	$6,495	$2,190	$4,305	$1,305	$3,000

Salaries and employee benefits expenses were approximately $3.7 million in 2001, compared to $2.4 million in 2000 and $1.5 million in 1999.  The increase was primarily a result of the growth in the number of employees.  Pacifica had 63 full-time equivalent employees at December 31, 2001, compared with 40 and 29 full-time equivalent employees at December 31, 2000 and 1999, respectively.

Occupancy and equipment expense was $977,000 in 2001, $592,000 in 2000 and $570,000 in 1999, an increase of $385,000, or 65% in 2000 and $22,000, or 4%, in 2000.  The increase in occupancy and equipment expense was due primarily to the increase in building lease expense.  Pacifica leased additional office space in March and August of 2001, and June 2000.  With the new office in Seattle, we expect the occupancy and equipment expense to increase in 2002.

Total expenses, other than compensation and employee benefits and occupancy expense, increased $512,000 in 2001 and $385,000 in 2000.  The increase is due primarily to our rapid growth and the reorganization costs associated with the formation of the holding company and Pacifica Mortgage Company.

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

The Company’s total investment portfolio increased by $14.8 million, or 76%, from $19.5 million at year-end 2000 to $34.3 million at year-end 2001.  Pacifica is a stockholder in the Federal Home Loan Bank of Seattle (“FHLB”).  As of December 31, 2001 and 2000, Pacifica owned FHLB stock of $273,000 and $255,000, respectively.  Available-for-sale securities were $33.2 million and $17.7 million at December 31, 2001 and 2000, respectively.  Purchases totaled $95.4 million while maturities and principal paydowns totaled $80.2 million.  As of December 31, 2001, U.S. government agency securities comprised 77% of the securities portfolio, with mortgage-backed securities at 23%.  During 2001, the Company sold available-for-sale securities of approximately $66.9 million and realized gains of $969,000.  For further information on investments securities, see Note 2 to the consolidated financial statements.

Lending Activities

Loan Portfolio Composition. Pacifica originates a wide variety of loans to small and medium-sized businesses and individuals.  The following table sets forth the loan portfolio composition by type of loan at the dates indicated:

	December 31,
		% of		% of
	2001	Total	2000	Total
	(Dollars in thousands)
Commercial and industrial loans	$41,673	39%	$46,161	35%
Real estate - construction	26,071	25%	23,173	24%
Real estate - mortgage	35,864	34%	33,441	37%
Consumer and other	2,665	3%	3,519	4%
	106,273	100%	106,294	100%
Less deferred loan fees	(395)	0%	(472)	0%
Total loans	$105,878	100%	$105,822	100%

At December 31, 2001, total loans increased by $56,000 to $105.9 million from $105.8 million at year-end 2000.  Real estate construction and real estate mortgage loans were the categories that contributed to the majority of the increase.  Real estate construction loans increased $2.9 million, or 13%; real estate mortgage loans increased $2.4 million, or 7%; commercial loans decreased $4.5 million, or 10%; while consumer and other loans decreased $854,000, or 24%.  Loan balances remained flat due to the amount of repayments approximated the amount of new originations.  Funding for the growth in loans in 2001 came from an increase in interest-bearing liabilities and from noninterest-bearing sources of funds.

Pacifica’s commercial loan portfolio includes loans to businesses in the manufacturing, wholesale, retail, service, agricultural, and construction industries, primarily located in King County.  As of December 31, 2001, there was no significant concentration of loans to any particular group of customers engaged in similar activities and having similar economic characteristics.  However, due to the limited scope of Pacifica’s primary market area, a substantial geographic concentration of credit risk exists and, as a result, localized economic downturns can be expected to have a more pronounced effect on Pacifica than they might with a similar but more geographically diversified business.

Asset Quality

Nonperforming Assets. Nonperforming loans include nonaccrual loans, restructured loans, and loans 90 days or more past due.  Pacifica’s policy generally is to place loans on a nonaccrual basis when, in management’s judgment, the collateral value and the financial condition of the borrower do not justify accruing interest as an income item. Interest previously recorded but not deemed collectible is reversed and charged against current income.  Interest income on these loans is then recognized when collected. Restructured loans are loans for which the contractual interest rate has been reduced or other concessions are granted to the borrower because of deterioration in the financial condition of the borrower resulting in the borrower’s inability to meet the original contractual terms of the loans.  At December 31, 2001 and 2000, the Company had nonperforming loans of $478,000 and $22,000, respectively, .  The Bank had no nonperforming loans at December 31, 1999.

Potential problem loans are loans that are performing and are not nonaccrual, past due, or restructured, but about which there are significant doubts about the borrower’s ability to comply with the present repayment terms in the future and which later may be included in nonaccrual, past due, or restructured loans.  At December 31, 2001, we had $7.8 million in potential problem loans, including $3.6 million in impaired loans (see Note 3 to the Consolidated Financial Statements).  $1.7 million included in potential problem loans and impaired loans at December 31, 2001 have been moved to nonaccrual status subsequent to year-end.

The following table sets forth, at the dates indicated, information with respect to potential problem loans and nonperforming loans of the Company:

	December 31,
	2001	2000	1999
	(Dollars in thousands)
Potential problem loans	$7,849	$—	$—

Nonperforming loans:
Nonaccrual loans	$478	$—	$—
Restructured loans	—	—	—
Accruing loans 90 days or more past due	—	22	—
Total nonperforming loans	478	22	—
Other real estate owned	—	—	—
Total nonperforming assets	$478	$22	$—

Nonperforming loans as a percentage of total loans	0.45%	0.02%	0.00%
Nonperforming assets as a percentage of total assets	0.28%	0.02%	0.00%

Analysis of Provision and Allowance for Loan Losses.

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

Management reviews and evaluates the appropriate level of the allowance for loan losses and determines the provision on a monthly basis.  The evaluation by management includes consideration of changes in the nature and volume of the portfolio as well as commitments and standby letters of credit, overall portfolio quality, past loan loss experience, peer bank experience, loan concentrations, specific problem loans, internal and external credit examination results, and the current economic conditions that may affect borrowers’ ability to pay.  Management monitors delinquencies closely.  Loan loss reserve calculations and delinquencies are reported to the Board of Directors and the Bank Loan Committee at least monthly.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans.  Such agencies may require Pacifica to increase the allowance for loan losses based on their judgment about information available to them at the time of their examination.

The relatively young age of Pacifica’s loan portfolio makes it difficult to determine the degree of loss that ultimately may reside in its loan portfolio.  Management has made provisions for loan losses aimed at maintaining a reasonable reserve against outstanding loans while the portfolio is in its early growth stage.

While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.

Pacifica’s loan loss analysis procedure emphasizes early detection of loan losses.  During 2001, the Company downgraded a $2.2 million credit relationship (net of the $444,000 participation sold) to nonaccrual status.  The Company charged off $1.1 million on this credit in May 2001.  In addition, in October 2001, the Company repurchased the $444,000 participation previously sold to an independent bank.  The Company took an additional charge-off of $1.4 million on the remaining outstanding portion of this loan in September 2001, bringing the balance on this credit to zero.  The Company’s allowance for loan losses was significantly increased through additional provisions since year-end 2000.  A total of $4.6 million has been added to the loan loss reserve during 2001.  Management believes the current level of allowance for loan losses is adequate to provide against the potential loss that resides in the loan portfolio, and that the problems with this credit are unique to the specific borrower.

In October 2001, the Company filed a bond claim of approximately $2.5 million with its insurance company in connection with the impaired credit referred to above.  It is uncertain whether the Company will be able to collect any of this claim from the insurance company.

In light of the charged-off credit and to guard against the perceived weakening economy, the Company has hired independent loan reviewers to examine our loan portfolio.  Management has followed up on recommendations of the reviewers and enhanced credit administration.  In addition, the Company hired an experienced Credit Quality Officer in April 2001 to further strengthen credit administration.

At December 31, 2001, the allowance for loan losses was $3.5 million, or 3.33% of total loans, compared to $1.3 million, or 1.23% of total loans, at December 31, 2000. The $2.2 million increase from year-end 2000 includes additional provisions to the allowance for loan losses of $4.6 million, charge-offs of $2.6 million, and a recovery of $141,000.  The increase in the provision for loan loss was based upon management’s assessment of changing general economic conditions and the Company’s loan portfolio.  During the fourth quarter, the Company experienced increased deterioration in its loan portfolio brought about in part by the weakening local economy.  In anticipation of the continued softening of the local economy and its impact on the Company, the Company increased its loan loss reserve by an additional $1.5 million.  Management believes the current balance of the allowance for loan losses is adequate to provide against current potential loss.  We anticipate that additional increases to the allowance for loan losses may continue during 2002, particularly as we address the effects of the supervisory directive and as we evaluate the general strength of the local and regional economy.

Partially offsetting this negative impact on earnings from the additional provisions are gains resulting from the sale of securities and the sale of interest rate swaps.  During 2001, gains of approximately $969,000 were realized from the sale of securities and gains of $763,000 were realized from the sale of interest rate swaps.

The following table shows the allocation of the allowance for loan losses at December 31, 2001 and 2000:

	December 31,
	2001		2000
	$ Amount	%	$ Amount	%
	(Dollars in thousands)
Balance applicable to:
Commercial and industrial loans	$1,906	54%	$575	44%
Real estate–construction	576	16%	287	22%
Real estate–mortgage	1,021	29%	405	31%
Consumer and other	27	1%	39	3%
Total	$3,530	100%	$1,306	100%

The following table provides an analysis of Pacifica’s allowance for loan losses:

	December 31,
	2001	2000	1999
	(Dollars in thousands)
Total loans	$105,878	$105,822	$58,859
Average loans	111,850	82,860	39,043

Balance of allowance for loans losses at beginning of period	$1,306	$589	$40
Charge-offs:
Commercial loans	(2,559)	—	—
Recoveries:
Commercial Loans	141	—	—
Net charge-offs	(2,418)	—	—
Provision charged to expense	4,642	717	549
Balance of allowance for loan losses at end of period	$3,530	$1,306	$589

Net charge-off to average loans outstanding	2.16%	0.00%	0.00%
Allowance as a percentage of total loans	3.33%	1.23%	1.00%
Allowance as a percentage of nonperforming loans	738%	6016%	N/A

Maturities and Sensitivities of Loans to Changes in Interest Rate.  For information on the aggregate contractual maturities of loans as of December 31, 2001 and the amounts of variable and fixed rate loans that mature after one year, see Note 3 of the consolidated financial statements.

Premises and Equipment

During 2001, fixed assets increased by $934,000.  The net change included purchases of $1.3 million and depreciation expenses of $390,000.  Such expenditures included the remodeling costs for the Seattle office and additional office spaces in the Bellevue office, and additional expenditures for furniture, equipment and software. The Company’s capital expenditures are expected to slow down in 2002.

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

Deposits

Pacifica offers various types of deposit accounts, including checking, savings, money market accounts and a variety of certificate of deposit accounts. Total deposits increased 30% to $156 million at December 31, 2001, compared to $120.4 million at December 31, 2000.  Pacifica seeks to attract deposits in its primary market area by pricing its products competitively and delivering quality service.

Time deposits accounted for 73% of the total interest-bearing deposits at December 31, 2001, and 71% at December 31, 2000.  Money market deposits made up 23% of the total interest-bearing deposits at December 31, 2001 and 2000. NOW accounts made up 4% and 6% of the interest-bearing deposits at December 31, 2001 and 2000, respectively.

Noninterest-bearing deposits were $13.2 million at December 31, 2001, an increase of $4.2 million, or 47% compared to year-end 2000.  During the same period, interest-bearing deposits increased $31.4 million, or 28%, to $142.8 million, with the growth being attributable to time deposits and money market deposits.  During the year 2001, money market accounts increased $7.6 million to $33.3 million, time deposits increased $24.8 million to $103.7 million, while NOW accounts decreased $1.1 million to $5.6 million.

The following table sets forth the average balances outstanding and average interest rates for each major category of our deposits for the periods indicated:

	Years ended December 31,
	2001		2000
	Average balances	Average yield	Average balances	Average yield
	(Dollars in thousands)
Interest-bearing demand accounts	$5,396	2.87%	$4,821	2.74%
Money market accounts	29,836	3.69%	24,706	4.95%
Savings accounts	189	2.73%	111	3.75%
Certificates of deposit	96,336	5.95%	56,092	6.36%
Total interest-bearing accounts	131,757	5.31%	85,730	5.75%
Noninterest-bearing demand accounts	11,249	—	9,301	—
Total average deposits	$143,007	4.89%	$95,031	5.19%

The only deposit category with stated maturity dates is certificates of deposit.  At December 31, 2001, Pacifica had $103.7 million in certificates of deposit.  Approximately 98.2% of Pacifica’s certificates of deposits renew automatically at maturity, unless otherwise directed by the customer.

The following table sets forth the amounts and maturities of certificates of deposit with balances of $100,000 or more at December 31, 2001:

December 31, 2001
(Dollars in thousands)
Remaining maturity:
Less than three months	29,064
Three to six months	15,344
Six to twelve months	36,411
Over twelve months	6,162
$86,981

Borrowings

At December 31, 2001 and December 31, 2000, Pacifica had demand notes issued to the U.S. Treasury in the amount of $247,000 and $376,000, respectively, representing the Treasury Tax and Loan note balance.  Pacifica obtained a $3 million one-year revolving line of credit with an independent third party bank in September 2001.  The line of credit is collateralized by the Company’s Pacifica Bank stock.  Interest on this line is at the bank’s prime rate plus 0.75% and is paid quarterly. Borrowings under this line of credit totaled $1.1 million at December 31, 2001.

Capital

Pacifica’s stockholders’ equity at December 31, 2001 was $11.8 million, compared with $15.6 million at year-end 2000.  Shareholders’ equity was 7% and 11% of total assets at December 31, 2001 and 2000, respectively.

The primary reasons for the decrease in the Company’s stockholders’ equity since year-end 2000 were the net loss for the year, a repurchase of the Company’s common stock and a decrease in accumulated other comprehensive income.  The increase in accumulated deficit is due primarily to a net loss of $2.97 million in 2001.  During 2001, Pacifica employees exercised 43,080 shares of stock options, which increased the common stock by $216,000.  In September 2001, the Company made an isolated repurchase of 40,920 shares of its outstanding common stock at a purchase price of $452,000, or $11.05 per share, from a shareholder.  Accumulated other comprehensive income was $108,000 as of December 31, 2001, a decrease of $628,000 compared to accumulated other comprehensive income of $736,000 at year-end 2000.  The decrease represents a reduction of $348,000 in unrealized gains on available-for-sale securities and a decrease of $280,000 in unrealized gains on cash flow hedge, net of tax effect.

Pacifica and the Bank are subject to minimum capital requirements under banking regulations for bank holding companies and banks.  Under the risk-based capital guidelines, risk percentages are assigned to various categories of assets and off balance sheet items to calculate a risk-adjusted capital ratio.  Tier I capital generally consists of common shareholders’ equity (which does not include unrealized gains and losses on securities), less goodwill and certain identifiable intangible assets, while Tier II capital also includes the allowance for loan losses and subordinated debt, both subject to certain limitations.  The leverage capital guidelines require banks to maintain a minimum ratio of Tier I capital to average total adjusted assets (“leverage ratio”) of 4%.

The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.  The supervisory directive discussed in “Description of Business - Regulation and Supervision” is expected to require our Tier 1 Leverage Capital ratio to be maintained at a level that would be typically required for a de novo bank (a newly chartered bank with less than three years of operations). Banks with capital ratios below the required minimum are subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

The FDIC has established qualifications necessary to be classified as a well-capitalized bank, primarily for assignment of FDIC insurance premium rates. Pacifica’s capital ratios exceeded the regulatory capital requirements and qualified as “well-capitalized” at December 31, 2001 and 2000.

See Note 8 of the consolidated financial statements for information on the current regulatory requirements for capital ratios that are applicable to the Company and the Bank, and their respective capital ratios at December 31, 2001 and 2000.

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

The analysis of an institution’s interest rate gap (the difference between the repricing of interest-earning assets and interest-bearing liabilities during a given period of time) is one standard tool for the measurement of the exposure to interest rate risk.  Pacifica believes that because interest rate gap analysis does not address all factors that can affect earnings performance, it should be used in conjunction with other methods of evaluating interest rate risk.

The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap of Pacifica’s interest-earning assets and interest-bearing liabilities at December 31, 2001.  The amounts in the table are derived from Pacifica’s internal data and are based upon regulatory reporting formats.  Therefore, they may not be consistent with financial information appearing elsewhere in this report that has been prepared in accordance with generally accepted accounting principles.  The amounts could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawal of deposits and competition.   For example:

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

•                                          the ability of many borrowers to service their adjustable-rate debt may decrease in the event of a substantial increase in market interest rates.

	December 31, 2001 Estimated Maturity or Repricing
	0-3 months	4-12 months	1-5 years	Thereafter	Total
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits	$26,354	$—	$—	$—	$26,354
Federal funds sold	3,300	—	—	—	3,300
Investment securities	24,584	3,087	4,695	811	33,177
Loans	61,445	21,928	20,540	1,965	105,878
Total interest-earning assets	$115,683	$25,015	$25,235	$2,776	$168,709
Percent of total interest-earning assets	68.57%	14.83%	14.96%	1.65%	100.00%

Interest-bearing liabilities
Deposits
NOW, savings and money market accounts	$39,124	$—	$—	$—	$39,124
Time deposits	34,659	61,376	7,623	—	103,658
Other short-term borrowed funds	247	1,071	—	—	1,318
Total interest-bearing liabilities	$74,030	$62,447	$7,623	$—	$144,100
Percent of total interest-earning assets	43.88%	37.01%	4.52%	0.00%	85.41%

Rate Sensitivity Gap	$41,653	$(37,432)	$17,612	$2,776	$24,609
Cumulative rate sensitivity gap	41,653	4,221	21,833	24,609	—
Cumulative gap as percentage of total assets	24.31%	2.46%	12.74%	14.36%	—
Total assets					171,364

Interest Rate Swaps

As part of its asset/liability management, Pacifica uses interest rate swaps to hedge interest rate exposure on a portion of its variable-rate loans.  During October 2000, Pacifica entered into two interest rate swap agreements in the notional amount of $10 million each with the objective of stabilizing cash flows, and accordingly, net interest income, over time.  Under the swap agreements, Pacifica receives a fixed rate of interest on a semi-annual basis, and pays an adjustable rate on a quarterly basis.  During April 2001, the Company sold the interest rate swaps and realized a gain of $763,000.  Total net interest income on the swaps recognized in 2001was $57,000.  As of December 31, 2001 and 2000, the accumulated unrealized gains on the cash flow hedge (net of income taxes) were $0 and $280,000, respectively, which is included in the balance of accumulated other comprehensive income.  See Note 14 in the consolidated financial statements.

Interest Rate Sensitivity on Net Interest Income

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses.  An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates.  Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing.  These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income.  Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.  If interest rates gradually decrease or increase, respectively, from current rates by 100 basis points over a twelve-month period, then Pacifica would expect:

•                                          a decrease in net interest income of $186,000 if rates decrease, and an increase in net interest income of $160,000 if rates increase, based on the results of the simulation model as of December 31, 2001, and

•                                          a decrease or an increase in net interest income of $259,000 based on the results of the simulation model as of December 31, 2000, corresponding with a 100 basis point change of the same direction.

Effects of Inflation and Changing Prices

The primary impact of inflation on our operations is increased operating costs.  Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates generally have a more significant impact on a financial institution’s performance than the effects of general levels of inflation.  Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates.

New Accounting Pronouncements

See Note 19 of  the consolidated financial statements.

ITEM 7.  FINANCIAL STATEMENTS

MOSS ADAMS LLP

Certified Public Accountants

Independent Auditor’s Report

To the Board of Directors and Stockholders

Pacifica Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of Pacifica Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the periods ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacifica Bancorp, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and cash flows for each of the three years in the periods ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

/s/ MOSS ADAMS llp

Bellingham, Washington
February 1, 2002

PACIFICA BANCORP, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2001 AND 2000

	2001	2000
	(In Thousands)
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$2,559	$3,548
Interest bearing cash	25,497	5,791
Federal funds sold	3,300	3,090
Total cash and cash equivalents	31,356	12,429

INVESTMENTS
Interest bearing deposits in other banks	857	1,557
Securities available-for-sale, at fair value	33,177	17,661
Federal Home Loan Bank stock, at cost	273	255
Total investments	34,307	19,473

LOANS	105,878	105,822
Less allowance for loan losses	(3,530)	(1,306)
Total loans, net	102,348	104,516

OTHER ASSETS
Bank premises and equipment, net	2,126	1,192
Accrued interest receivable	994	959
Other	233	81
Total other Assets	3,353	2,232
TOTAL ASSESTS	$171,364	$138,650

LIABILITIES AND STOCKHOLDERS’ EQUITY

DEPOSITS
Noninterest-bearing	$13,187	$8,995
Interest-bearing	142,782	111,416
Total deposits	155,969	120,411

OTHER LIABILITIES
Accrued interest payable	1,983	1,712
Other accrued liabilities	297	525
Other borrowings	1,318	376
Total other liabilities	3,598	2,613
Total liabilities	159,567	123,024

STOCKHOLDERS’ EQUITY
Preferred stock, $-0-par value, 3,000,000 shares authorized; none issued	—	—

Common stock, $0 par value, 10,000,000 shares authorized, 3,260,368 and 1,629,104 shares issued and outstanding at December 31, 2001 and 2000, respectively	16,054	8,145
Capital surplus	—	8,145
Undivided profits (accumulated deficit)	(4,365)	(1,400)
Accumulated other comprehensive income, net of tax	108	736
Total stockholders’ equity	11,797	15,626
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$171,364	$138,650

See accompanying notes to these financial statements.

PACIFICA BANCORP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999
	(In Thousands, except for per share amounts)
INTEREST
Loans, including fees	$10,209	$8,820	$3,653
Investments and interest-bearing deposits	1,965	1,388	313
Federal funds sold	133	210	888
Total interest income	12,307	10,418	4,854

INTEREST EXPENSE
Deposits	6,993	4,928	2,277
Other borrowings	28	5	—
Total interest expense	7,021	4,933	2,277
NET INTEREST INCOME	5,286	5,485	2,577
PROVISION FOR LOAN LOSSES	4,642	717	548

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	644	4,768	2,029

NONINTEREST INCOME
Loan commissions and related income	652	_	—
Service fees	102	52	17
Net gain on sale of derivatives	763	_	—
Net gain on sale of investments	969	_	—
Other income	400	363	223
Total noninterest income	2,886	415	240

NONINTEREST EXPENSES
Salaries and employee benefits	3,738	2,445	1,547
Occupancy and equipment	977	592	570
Professional services	328	198	71
State business taxes	185	64	78
Loan collection	156	—	—
Other expenses	1,111	906	734
Total noninterest expenses	6,495	4,305	3,000

INCOME (LOSS) BEFORE INCOME TAXES	(2,965)	878	(731)
INCOME TAXES	—	—	—
NET INCOME (LOSS)	$(2,965)	$878	$(731)

NET INCOME (LOSS) PER SHARE OF COMMON STOCK
Basic	$(0.91)	$0.27	$(0.24)
Diluted	$(0.91)	$0.24	$(0.24)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	3,265,961	3,233,264	3,045,926
Diluted	3,265,961	3,607,867	3,045,926

See accompanying notes to these financial statements.

PACIFICA BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	Common Stock		Capital Surplus	Undivided Profits (Accumulated Deficit)	Accumulated Other Comprehen-sive Income (Loss) Net of Tax	Total Stokholders' Equity	Compre-hensive Income (Loss)
	Shares	Amount
	(In Thousands)
BALANCE, December 31,1998	1,348,119	$6,741	3,455	$1,738	$—	$11,934
Comprehensive income (loss)
Net income (loss)				(731)		(731)	$(731)
Other comprehensive income (loss)
Change in unrealized gains (loses) on available-for-sale securities, net of tax effects of $(17)					(33)	(33)	(33)
Total comprehensive income (loss)							$(764)
Common stock issued	258,945	1,294	1,295			2,589
Stock options exercised	600	3	3			6

BALANCE, December 31, 1999	1,607,664	8,038	4,753	1,007	(33)	13,765
Comprehensive income
Net income				878		878	$878
Other comprehensive income
Change in unrealized gains on available-for-sale securities, net of tax effects of $252					489	489	489
Change in unrealized gains on cash flow hedge, net of tax effect of $144					280	280	280
Total comprehensive income							$1,647
Transfer from undivided profits to capital surplus (Note 8)			3,285	(3,285)		—
Stock options exercised	21,440	107	107			214

BALANCE, December 31, 2000	1,629,104	8,145	8,145	(1,400)	736	15,626
Comprehensive income
Net income (loss)				(2,965)		(2,965)	$(2,965)
Other comprehensive income
Change in unrealized gains (losses) on available-for-sale securities, net of tax effect of ($179)					(348)	(348)	(348)
Change in unrealized gains (losses) on cash flow hedge net of tax effects of ($145)					(280)	(280)	(280)
Total comprehensive income (loss)							$(3,593)
Common stock split (2-for-1, $0 par value)	1,629,104	8,145	(8,145)			—
Common stock retired	(40,920)	(452)				(452)
Stock options exercised	43,080	216				216
BALANCE, December 31, 2001	3,260,368	$16,054	$—	$(4,365)	$108	$11,797

See accompanying notes to these financial statements.

PACIFICA BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

Increase (Decrease) In Cash

	2001	2000	1999
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,965)	$878	$(731)
Adjustments to reconcile net income to net cash flows from operating activities
Provision for loan losses	4,642	717	548
Net amortization (accretion) of securities	97	(93)	(65)
Realized (gain)/loss on sale of available for sale securities, net	(969)	—	1
Realized (gain)/loss on sale of derivates	(763)	—	—
Federal Home Loan Bank stock dividends	(18)	(16)	—
Depreciation	390	268	282
Changes in operating assets and liabilities
Interest receivable	(35)	(579)	(315)
Other assets	(152)	(21)	88
Interest payable	271	1,099	532
Other liabilities, net	95	6	(3)
Net cash flows from operating activities	593	2,259	337

CASH FLOWS FROM INVESTING ACTIVITES
Net change in interest-bearing deposits in banks	700	(953)	(604)
Purchases of available-for-sale investment securities	(95,412)	(14,287)	(16,610)
Proceeds from sales, maturities and principal payments of available-for-sale securities	80,242	9,037	14,284
Proceeds from sale of derivatives	763	—	—
Net change in loans made to customers	(2,898)	(46,539)	(48,845)
Purchases of Federal Home Loan Bank stock	—	—	(239)
Additions to premises and equipment	(1,324)	(254)	(358)
Net cash flows from investing activities	(17,929)	(52,996)	(52,372)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in non interest-bearing deposits	4,191	(13)	6,563
Increase in interest-bearing deposits	31,366	48,724	38,510
Increase in other borrowings	942	376	—
Repurchase of common stock	(452)	—	(524)
Proceeds from issuance of common stock	216	214	2,595
Net cash flows from financing activities	36,263	49,301	47,144
NET CHANGE IN CASH AND CASH EQUIVALENTS	18,927	(1,436)	(4,891)
CASH AND CASH EQUIVALENTS, beginning of year	12,429	13,865	18,756
CASH AND CASH EQUIVALENTS, end of year	$31,356	$12,429	13,865
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$6,750	$3,834	$1,745
Cash paid during the period for income taxes	$100	$—	$—

See accompanying notes to these financial statements.

PACIFICA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000 AND 1999

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Pacifica Bancorp, Inc. (the “Company”), through its wholly-owned subsidiaries, Pacifica Bank (the “Bank”), and Pacifica Mortgage Company provides a full range of commercial and mortgage lending services as well as banking services to individuals and small-to-medium sized businesses through its offices in Bellevue and Seattle, Washington. The Company is subject to significant competition from other financial institutions. The Company is also subject to the regulations of certain Federal and State of Washington agencies and undergoes periodic examinations by those regulatory authorities.

Plan of Reorganization - In October 2000, Pacifica Bancorp, Inc. was formed. On January 1, 2001 under a plan of reorganization, Pacifica Bancorp, Inc. became the parent company of Pacifica Bank by issuing 3,258,208 shares of common stock in exchange for all outstanding shares of Pacific Bank stock (1,629,104 shares) using a 2-for-1 ratio (stock split). On January 18, 2001, the Company created an additional wholly-owned subsidiary, Pacifica Mortgage Company.

Principles of Consolidation - For the year ended December 31, 2001, the consolidated financial statements include the accounts of Pacifica Bancorp, Inc., and its wholly-owned subsidiaries, Pacifica Bank and Pacifica Mortgage Company. All material intercompany balances and transactions have been eliminated. For the years ended December 31, 2000 and 1999 the statements include Pacifica Bank only.

Financial Statement Presentation and Use of Estimates - The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reporting practices applicable to the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, as of the date of the balance sheet, and revenues and expenses for the period. Actual results could differ from estimated amounts. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans.

Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Investments in federal funds sold are made with major banks as approved by the Board of Directors.

The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

Interest bearing cash represents funds on deposit in a demand account with the Federal Home Loan Bank of Seattle in the amount of $25.5 million and $5.8 million as of December 31, 2001 and 2000, respectively.

Included in cash and due from banks are legally reserved amounts which are required to be maintained on an average basis in the form of cash and balances due from the Federal Reserve Bank and other banks. Average reserve requirements approximate $262,000 and $215,000 for the years ended December 31, 2001 and 2000, respectively.

Interest-bearing Deposits in Other Banks - Interest-bearing deposits in banks mature within one year and are carried at cost.

Investments - The Company’s investments are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale, or (3) trading. Investment securities are categorized as held-to-maturity when the Company has the positive intent and ability to hold those securities to maturity. Securities which are held-to-maturity are stated at cost and adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income.

Investment securities categorized as available-for-sale are generally held for investment purposes (to maturity), although unanticipated future events may result in the sale of some securities. Available-for-sale securities are recorded at estimated fair value, with the net unrealized gain or loss (net of the related tax effect) reported as “other comprehensive income (loss)” within the statement of stockholders’ equity. Realized gains or losses on dispositions are based on the net proceeds and the adjusted carrying amount of securities sold, using the specific identification method.

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

The Company had no held-to-maturity or trading securities at December 31, 2001 and 2000.

Federal Home Loan Bank Stock - The Bank’s investment in Federal Home Loan Bank (the “FHLB”) stock is carried at par value ($100 per share), which reasonably approximates its fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of outstanding FHLB advances. The Bank may request redemption at par value of any stock in excess of the amount the Bank is required to hold. Stock redemptions are at the discretion of the FHLB.

Loans Held for Sale - Loans originated and intended for sale in secondary markets are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Gains or losses on the sale of such loans are based on the specific identification method. There were no loans held for sale at December 31, 2001 and 2000.

Loans Receivable - Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

Interest income is accrued on the unpaid principal balance. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the related loan using the interest method.

The Company considers loans impaired when it is probable the Company will not be able to collect all amounts as scheduled under a loan agreement. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Changes in these values will be reflected in income and as adjustments to the allowance for possible loan losses.

The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received, or payment is considered certain.

Allowance for Loan Losses - The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Additionally, loans are subject to examinations by state and federal regulators, who, based upon their judgment, may require the Company to make additional provisions or adjustments to its allowance for loan losses.

Bank Premises and Equipment - Company premises and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets, which range from three to ten years. Total depreciation expense was $390,000, $268,000 and $282,000 in 2001, 2000 and 1999, respectively.

Income Taxes - Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred taxes result from temporary differences in the recognition of certain income and expense amounts between the Bank’s financial statements and its tax returns. The principal items giving rise to these differences include depreciation, investment income and loan loss reserves. Because of unused net operating losses and preopening expenses and uncertainty surrounding their use, the Company has not recognized a tax provision within the statement of income.

Financial Instruments - (1) Credit Related Financial Instruments. In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

(2) Derivative Financial Instruments. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, effective October 1, 2000. SFAS No. 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated and qualifies for hedge accounting and, if it does, the type of hedge transaction.

For a qualifying cash flow hedge transaction in which the Company is hedging a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability, changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows. The ineffective portion of all hedges will be recognized in current-period earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash-flow hedges to specific assets and/or liabilities on the balance sheet. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item; (2) the derivative expires or is sold, terminated, or exercised; or (3) management determines that designation of the derivative as a hedge instrument is no longer appropriate. In these situations where hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current-period earnings. All gains or losses that were accumulated in other comprehensive income will be recognized immediately in earnings upon the discontinuance of hedge accounting.

Advertising Costs - The Company expenses advertising costs as they are incurred. Total advertising expenses were $76,000, $59,000 and $59,000 in 2001, 2000 and 1999, respectively.

Stock Option Plans - The Company recognizes the financial effects of stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Generally, stock options are issued at a price equal to the fair value of the Company’s stock as of the grant date. Under APB 25, options issued in this manner do not result in the recognition of employee compensation in the Company’s financial statements. Disclosures required by Statement of Financial Accounting Standards No. 123, Accounting For Stock-Based Compensation, are provided in Note 9.

Earnings Per Share - Basic earnings (loss) per share amounts are computed based on the weighted average number of shares outstanding during the period after giving retroactive effect to the stock split at time of reorganization. Diluted earnings per share are computed by determining the number of additional shares that are deemed outstanding due to stock options under the treasury stock method. Information concerning additional shares that may be dilutive, consisting of stock options, is contained in Note 16.

Reclassifications - Certain amounts in the prior year’s financial statements have been reclassified to conform to the 2001 presentation.

NOTE 2 - INVESTMENT SECURITIES

Carrying amounts and approximate fair values of investment securities are summarized as follows:

	2001
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
	(In Thousands)
Available-for-Sale Securities
U.S. Government agencies	$25,597	$76	$—	$25,673
Mortgage-backed securities	$7,416	88	—	7,504
TOTAL INVESTMENT SECURITIES	$33,013	$164	$—	$33,177

	2000
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
	(In Thousands)
Available-for Sale Securities
U.S. Government agencies	$8,647	$482	$—	$9,129
Mortgage-backed securities	5,355	120	—	5,475
Corporate debt securities	2,969	88	—	3,057
TOTAL INVESTMENT SECURITIES	$16,971	$690	$—	$17,661

The amortized cost and estimated fair value of investment securities at December 31, 2001 by contractual or expected maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The maturities reported for mortgage-backed securities are based on contractual maturities and principal amortization.

	2001			2000
	Available-For-Sale Securities			Available-For-Sale Securities
	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
	(In Thousands)
U.S. Government agencies
One year or less	$17,163	$17,251	4.45%	$1,997	$1,998	6.29%
Over 1 year through 5 years	1,434	1,421	4.81	100	101	6.75
After 5 years through 10 years	7,000	7,000	3.15	1,442	1,531	7.24
Over 10 years	—	—	—	5,108	5,499	7.78
Mortgage-backed securities
One year or less	2,592	2,613	5.23	111	109	2.92
Over 1 year through 5 years	4,824	4,892	3.25	546	546	6.43
After 5 years through 10 years	—	—	—	1,090	1,107	7.06
Over 10 years	—	—	—	3,608	3,713	7.49
Corporate debt securities
Over 1 year through 5 years	—	—	—	969	991	7.45
After 5 years through 10 years	—	—	—	2,000	2,066	7.00
	$33,013	$33,177	4.08%	$16,971	$17,661	7.26%

Proceeds from sales of investments and gross realized gains and losses on investment sales were as follows for the years ended December 31, 2001 and 2000:

	2001	2000
	(In Thousands)
Proceeds from sales of investments	$66,860	$9,037
Gross gains realized on sales of investments	$974	$690
Gross losses realized on sales of investments	$5	$—

Investment securities with a fair value of approximately $15.9 million and $14.0 million as of December 31, 2001 and 2000 were pledged to secure U.S. government and public deposits, and for other purposes as required by law.

NOTE 3 - LOANS

The major classifications of loans at December 31 are summarized as follows:

	2001	2000
	(In Thousands)
Commercial	$41,673	$46,161
Real estate - construction	26,071	23,173
Real estate - mortgage	35,864	33,441
Consumer and other	2,665	3,519
	106,273	106,294
Less deferred loan fees	(395)	(472)
Total loans	$105,878	$105,822

Contractual maturities of loans as of December 31, 2001 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay loans with or without prepayment penalties.

	Within One Year	One to Five Years	After Five Years	Total
	(In Thousands)
Contractual Maturities
Commercial	$33,342	$7,835	$496	$41,673
Real estate - construction	22,129	2,415	1,527	26,071
Real estate - mortgage	3,754	26,776	5,334	35,864
Consumer and other	1,560	1,105	—	2,665
Total	$60,785	$38,131	$7,357	$106,273

Variable interest rate loans maturing after one year are $14.9 million and $16.8 million at December 31, 2001 and 2000, respectively, and fixed interest rate loans maturing after one year are $30.6 million and $22.9 million, respectively, as of such dates. Variable rate loans typically do not contain interest rate floors and caps.

The allowance for loan losses at December 31 and changes during the period are as follows:

	2001	2000	1999
	(In Thousands)
Balance, beginning of year	$1,306	$589	$41
Charge-offs	(2,559)	—	—
Recoveries	141	—	—
Provision charged to operating expenses for loan loses	4,642	717	548
Balance, end of year	$3,530	$1,306	$589

A summary of impaired loans is as follows:

	2001	2000	1999
	(In Thousands)
Impaired loans	$4,028	$—	$—
Average balance of impaired loans	$8,274	$—	$—
Allowance for loan losses related to impaired loans	$850	$—	$—
Nonaccruing loans	$2,161	$—	$—
Interest income collected on impaired loans and nonaccruing loans	$556	$—	$—

Subsequent to year end, $1.7 million of loans classified as impaired at December 31, 2001 were reclassified to nonaccrual status.

A summary of past due loans follows:

	30 to 89 Days Past Due and Still Accruing	90 Days or More Past Due and Still Accruing
	(In Thousands)
December 31, 2001	$2,804	$—
December 31, 2000	$244	$22

NOTE 4 - BANK PREMISES AND EQUIPMENT

Bank premises and equipment at December 31 are classified as follows:

	2001	2000
	(In Thousands)
Leasehold improvements	$1,299	547
Furniture and fixture	677	397
Office equipment	276	204
Computer software	385	279
Computer equipment	460	346
	3,097	1,773
Less accumulated depreciation and amortization	(971)	(581)
	$2,126	$1,192

NOTE 5 - DEPOSITS

Deposits as of December 31 consisted of the following:

	2001	2000
	(In Thousands)
Savings accounts	$227	$158
Certificates of deposit under $100,000	16,677	12,448
Certificate of deposit equal to or greater than $100,000	86,981	66,401
Demand accounts
Noninterest-bearing	13,187	8,995
Interest-bearing	5,570	6,710
Money market accounts	33,327	25,699
	$155,969	$120,411

At December 31, 2001, scheduled maturities of certificates of deposit are as follows:

Year Ending
December, 31	(In Thousands)
2002	$96,035
2003	7,578
2004	45
$103,658

NOTE 6 - BORROWED FUNDS

At December 31, 2001 and 2000, the Company had demand notes issued to the U.S. Treasury in the amount of $247,000 and $376,000, respectively, representing the Treasury Tax and Loan note balance and is collateralized by a $1.0 million pledged security.

The Company obtained a $3 million one-year revolving line of credit with a bank in September 2001. The line of credit is collateralized by the Bank’s stock and subject to certain restrictive covenants including, among others, requirements with regards to capital ratios, loan loss reserve ratios and lender’s prior approval on certain transactions. Interest on this line is at the bank’s prime rate plus 0.75% and is paid quarterly. Borrowings under this line of credit totaled $1.07 million at December 31, 2001.

NOTE 7 - INCOME TAXES

A reconciliation of the effective income tax rate with the federal statutory tax rate is as follows:

	2001		2000		1999
	Amount	Rate	Amount	Rate	Amount	Rate
	(In Thousands)
Income tax provision at statutory rate	$(1,008)	(34.0)%	$298	34.0%	$(249)	(34.0)%
Increase (decrease) in tax resulting from:
Tax-exempt interest	(18)	(0.6)	(66)	(8.0)	—	—
Non-qualified stock options	(38)	(1.3)	(55)	(6.0)	—	—
Disallowed expenses	17	0.6	26	3.0	—	—
Other	12	0.4	(16)	(1.0)	—	—
Benefit not recognized due to valuation allowance	1,035	34.9	(187)	(22.0)	249	34.0
	$—	—%	$—	—%	$—	—%

Total deferred tax assets and liabilities as of December 31 are as follows:

	2001	2000
	(In Thousands)
Deferred Tax Assets
Unamortized preopening expenditures	$146	$195
Net operating loss carryforward	232	176
Allowance for possible loan losses in excess of tax reserves	1,303	278
Other deferred tax assets	30	27
Total deferred assets	1,711	676

Deferred Tax Liabilities
Deferred loan fees for tax purposes in excess of deferred amounts for financial reporting purposes	(54)	(59)
Tax effect of unrealized gains on available-for-sale securities	(55)	(235)
Other deferred tax liabilities	(54)	(50)
Total deferred liabilities	(163)	(344)
Net deferred tax assets	1,548	332
Less valuation allowance on net deferred tax assets	(1,603)	(567)
Net deferred tax liabilities	$(55)	$(235)

The Company has not recognized a net deferred tax asset due to the uncertainty surrounding their ultimate value to the Company, and accordingly, management has reduced net deferred tax assets by a valuation allowance.

The Company has net operating loss carryforwards totaling $682,000 that may be utilized to offset future federal taxable income. Net operating loss carryforwards will expire as follows:

Year Ending December 31,	(In Thousands)
2019	$540
2021	142
$682

NOTE 8 - STOCKHOLDERS’ EQUITY

Allocation of Common Stock Proceeds — The Bank, as required by state regulation, allocated a portion of the proceeds received from common stock to undivided profits to allow for anticipated losses incurred during the initial operating periods. Effective December 31, 2000, the Bank transferred the proceeds allocated to undivided profits back to surplus.

In addition to the 10,000,000 shares of common stock authorized, the Company is authorized to issue up to 3,000,000 shares of no par value preferred stock. The Board of Directors has the authority to determine the rights and privileges to be granted to holders of preferred stock.

Regulatory Capital - The Company on a consolidated basis and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. As described in the last section of this footnote, management anticipates a supervisory directive will modify the required capital amounts of the Bank to a specified level.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I (as defined) capital to average assets (as defined).

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amounts In Thousands)
As of December 31, 2001
Total Capital
(to Risk-Weighted Assets)
Consolidated	$13,198	11.09%	$9,682	>8.00%	$12,103	>10.00%
Pacifica Bank	$13,590	11.45%	$9,498	>8.00%	$11,873	>10.00%
Tier I Risk-Based Capital
(to Risk-Weighted Assets)
Consolidated	$11,689	9.82%	$4,841	>4.00%	$7,262	>6.00%
Pacifica Bank	$12,081	10.18%	$4,749	>4.00%	$7,124	>6.00%
Tier I Leverage Capital
(to Average Assets)
Consolidated	$11,689	6.82%	$6,855	>4.00%	$10,283	>5.00%
Pacifica Bank	$12,081	7.06%	$6,847	>4.00%	$10,270	>5.00%
As of December 31, 2000
Total Captial
(to Risk-Weighted Assets)	$16,197	13.05%	$9,926	>8.00%	$12,407	>10.00%
Tier I Capital
(to Risk-Weighted Assets)	$14,891	12.00%	$4,963	>4.00%	$7,444	>6.00%
Tier I Capital
(to Average Assets)	$14,891	11.45%	$5,202	>4.00%	$6,503	>5.00%

In November 2001, the State and FDIC performed a joint safety and soundness examination on the Bank for the period ended September 30, 2001. The regulators have indicated that certain concerns will require Board of Director action. A Supervisory Directive is expected to be issued but as of the date of this report the directive has not been received. However, based upon preliminary discussions with the regulators, it is expected that Pacifica will agree to the following actions:

•                       temporarily limit the Bank’s ability to pay dividends (which in turn would limit the Company’s ability to pay dividends);

•                       temporarily limit the Bank’s maximum asset size;

•                       require the Bank’s Tier 1 Leverage Capital ratio to be maintained at a level that would be typically required for a de novo bank (a newly chartered bank with less than three years of operations);

•                       reduce classified loans by a specific amount before December 31, 2002.

NOTE 9 - STOCK PURCHASE AGREEMENT AND OPTION PLAN

Stock Option Plan - The Company has a 1998 Employee Stock Option Plan (the “Plan”), which provides for nonqualified stock options for non-officer directors and incentive stock options for officers and employees for a maximum of 1,000,000 as restated, shares of authorized common stock. Pursuant to the Plan, the Company has awarded options to officers, employees and directors at prices no less than fair market value at date of grant. Options generally vest and become exercisable in incremental percentages over five years from the grant date and expire after ten years, while certain options vest over three years.

Pro forma information regarding net income is required by the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The pro forma information recognizes as compensation, the value of stock options granted using an option valuation model known as the Black-Scholes model. The fair value for options issued in 2001, 2000 and 1999 is estimated at $287,000, $244,000 and $218,000, respectively.

The following assumptions were used to estimate the fair value of the options:

	2001	2000	1999
	(5 Year Vesting)	(5 Year Vesting)	(5 Year Vesting)
Weighted Average risk-free interest rate	5.03%	6.13%	5.30%
Dividend yield rate	0.00%	0.00%	0.00%
Price volatility	0.00%	0.00%	0.00%
Weighted Average expected
life of options	10 Years	10 Years	10 Years

Management believes that the assumptions used in the option pricing model are highly subjective and represent only one estimate of possible value, as there is no active market for the options granted. The fair value of the options granted in 2001, 2000 and 1999 are allocated to pro forma earnings over the vesting period of the options. The pro forma effect on the Company’s earnings as a result of options issued in 2001, 2000 and 1999 is as follows:

	2001 (Pro Forms)	2000 (Pro Forms)	1999 (Pro Forms)
	In Thousands, except for per share amounts)
Net income(loss) from Company operations	$(2,965)	$878	$(731)
Additional compensation for fair value of stock options	(450)	(410)	(361)
Pro forma net income(loss) from Company operations	$(3,415)	$468	$(1,092)

Earnings(loss) per share
Basic
As reported	$(0.91)	$0.27	$(0.24)
Pro forma	$(1.05)	$0.14	$(0.36)
Diluted
As reported	$(0.91)	$0.24	$(0.24)
Pro forma	$(1.05)	$0.13	$(0.36)

The remaining unrecognized compensation for fair value of stock options was $763,000, $926,000 and $1,091,000 as of December 31, 2001, 2000 and 1999, respectively.

NOTE 9 — STOCK PURCHASE AGREEMENT AND OPTION PLAN (Continued)

Stock option transactions were:

	Options available for Grant	Granted Options for common Stock	Weighted Average Exercise Price of Shares Under Plan
BALANCE, December 31,1998	81,400	818,600	$5.00

Authorized	—	—	$—
Granted	(91,000)	91,000	$5.81
Exercised	—	(1,200.0)	$5.00
Expired/Forfeited	11,800	(11,800)	$5.00
BALANCE, December 31,1999	2,200	896,600	$5.08

Authorized	100,000	—	$—
Granted	(109,880)	109,880	$9.32
Exercised	—	(42,880)	$5.00
Expired/Forfeited	73,480	(73,480)	$5.00
BALANCE, December 31,2000	65,800	890,120	$5.52

Authorized	—	—	$—
Granted	(114,668)	114,668	$10.26
Exercised	—	(43,080)	$5.00
Expired/Forfeited	60,820	(60,820)	$7.74
BALANCE, December 31,2001	11,952	900,888	$6.00

The following table summarizes information concerning currently outstanding and exercisable options:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5—$8.5	729,440	6.51 years	$5.08	395,920	$5.06
$9.25—$9.5	63,080	8.25 years	$9.25	12,616	$9.25
$10—$11	108,368	9.51 years	$10.26	0	n/a

NOTE 10 — EMPLOYEE BENEFIT PLAN

Effective January 1, 1999, the Company adopted a 401(k) Plan (the “Plan”). All regular full-time and part-time employees are eligible to participate in the Plan. Participation in the Plan begins on the first day of the month following the date of hire. Plan participants may contribute up to 15% of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to 100% of an employee’s contribution, up to 4% of his/her compensation. Matching contributions are vested immediately. Total 401(k) matching contribution totaled $92,000, $78,000 and $-0- during 2001, 2000 and 1999, respectively.

NOTE 11 — LEASE COMMITMENTS

Operating Lease Commitments — The Company leases its office premises for its operations. The Bellevue office space lease was entered into in 1998 and was amended in 2000. The lease expires on August 31, 2007. The Company has, at its option the right to renew the lease for two additional five-year terms at rates to be mutually determined. Monthly rent for the first 24 months, the 25th to 36th months, the 37th to 60th months, the 61st to 84th months and the last 24 months is $23,459, $32,216, $33,455, $34,694, and $35,933, respectively. During March 2001 and September 2001, the Company entered into new lease agreements for additional spaces in Bellevue. The two new lease agreements expire on April 30, 2003 and June 30, 2002, respectively, and calls for monthly rent of $6,252 and $4,054, respectively. The Company also entered into a lease agreement for the Seattle office space in June 2001. The Seattle lease agreement expires on April 29, 2011. Monthly rent for the first 63 months and the 64th to 124th months is $15,178 and $16,666, respectively. Rental expense charged to operations was $489,000, $268,000 and $242,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Year Ending December 31,	(In Thousands)
2002	$683
2003	614
2004	598
2005	573
2006	581
Thereafter	1,154
$4,203

NOTE 12 — RELATED PARTY TRANSACTIONS

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

The aggregate balances and activity are as follows:

	2001	2000	1999
	(In Thousands)
Balance, beginning of year	$1,416	$1,716	$156
New loans or advances	1,297	2,077	2,632
Repayments	(1,846)	(2,377)	(1,072)
Balance, end of year	$867	$1,416	$1,716
Interest earnd on loans	$76	$158	$112

Deposits from related parties totaled $1.7 million, $3.2 million and $2.5 million at December 31, 2001, 2000 and 1999, respectively.

NOTE 13 — SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Most of the Company’s business activity is with customers located within King County. The Company originates commercial, real estate and consumer loans. Generally, loans are secured by accounts receivable, inventory, deposit accounts, personal property or real estate. Rights to collateral vary and are legally documented to the extent practicable. Although the Company has a diversified loan portfolio, local economic conditions may affect borrowers’ ability to meet the stated repayment terms.

The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers. The Company, as a matter of policy, does not currently extend credit in excess of $2,500,000 to any single borrower or group of related borrowers.

NOTE 14 — FINANCIAL INSTRUMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees written is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees — Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company’s experience has been that approximately 80 percent of loan commitments are drawn upon by customers. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and commercial and residential real estate properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company maintains various levels of collateral supporting those commitments for which collateral is deemed necessary.

The Company has not been required to perform on any financial guarantees. The Company has not incurred any losses on its commitments in 2001 and 2000.

Derivative Instruments and Hedging Activities — As part of the Company’s asset/liability management, the Company uses interest rate swaps to hedge interest rate exposure. Interest rate swaps are contracts in which a series of interest rate flows in a single currency are exchanged over a prescribed period. The notional amounts are amounts on which calculations of payments are based. Notional amounts do not represent direct credit exposure. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any.

During October 2000, the Bank entered into one $10 million notional amount of two-year and another $10 million notional amount of five-year interest rate swap agreements with the objective of stabilizing cash flows, and accordingly, net interest income, over time. The swaps were intended to hedge a portion of the Bank’s variable loans. The swap agreements provided for the Bank to receive a fixed rate of interest and pay an adjustable rate. The swaps were accounted for as cash flow hedges under SFAS No. 133 and 138. The swaps are deemed to be effective and all changes in the fair value of the hedge are recorded in other comprehensive income with no impact on the income statement for any ineffective portion. During April 2001, the Company sold the interest rate swaps and realized a gain of $763,000. As of December 31, 2001 and 2000, the accumulated unrealized gains on the cash flow hedge (net of income taxes) were $-0- and $280,000, respectively, which is included in the balance of accumulated other comprehensive income.

The periodic settlement of the swaps results in the reclassifying into earnings the gains or losses that are reported in accumulated comprehensive income. No gain or loss was reclassified as earnings in year 2000. Total interest income on the swaps recognized during 2001were $57,000.

The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed and approved by management.

A summary of the notional amounts of the Company’s financial instruments with off-balance sheet risk at December 31, 2001 follows:

Notional Amount
(In Thousands)
Commitments to extend credit	$23,923
Commercial and standby letters of credit	2,773
$26,696

NOTE 15 — DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash, Due From Banks, Federal Funds Sold and Interest Bearing Deposits — The carrying value amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Investment Securities — Fair values for investment securities are based on quoted market prices, where available. If quoted market values are not available, fair values are based on quoted market prices of comparable instruments.

Federal Home Loan Bank Stock — The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

Loans — For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values of fixed-rate commercial, real estate mortgage, installment, and other loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value.

Accrual and Trade Accounts — Due to their short-term nature, the carrying value of accruals and trade accounts is considered to approximate fair value.

Off-Balance-Sheet Instruments — The Company’s off-balance-sheet instruments include unfunded commitments to extend credit and standby letters of credit. The fair value of these instruments is not considered practicable to estimate because of the lack of quoted market price and the inability to estimate fair value without incurring excessive costs. The estimated fair value of interest rate swaps are based upon calculations of the net present value of projected cash flows. Because interest rate swaps are carried at estimated fair value, carrying value and estimated fair value are the same.

Deposit Liabilities — The estimated fair values disclosed for demand deposits are equal to their carrying amounts, including savings, money market and NOW accounts. Fair values for fixed-rate time deposits are estimated using a discounted cash flow analysis that applies interest rates currently being offered on certificates to a schedule of aggregated expected maturities on time deposits. The carrying amount of interest payable approximates its fair value.

Capital Lease Obligations — The carrying amounts of capital lease obligations are considered to approximate their fair values, based upon evaluation of the terms contained in the agreements.

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2001 and 2000 are as follows:

	2001		2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial Assets
Cash and due from banks	$28,056	$28,056	$9,339	$9,339
Federal funds sold	3,300	3,300	3,090	3,090
Interest bearing deposits	857	857	1,557	1,557
Investment securities	331,177	331,177	17,661	17,661
Federal Home Loan Bank stock	273	273	255	255
Loans, including fair value of interest rate swap	102,348	103,355	104,516	102,009
Accrued interest receivable	994	994	959	959

Financial Liabilities
Demand and savings deposits	52,311	52,311	41,562	41,562
Time deposits	103,658	103,658	78,849	78,849
Other accrued liabilities	297	297	525	525
Accrued interest payable	1,983	1,983	1,712	1,712
Other borrowings	1,318	1,318	376	376

NOTE 16 — EARNINGS PER SHARE

The numerators and denominators of basic and diluted earnings (loss) per share are as follows:

	2001	2000	1999
	(In Thousands, except for per share amounts)
Net income(loss) (numerator)	$(2,965)	$878	$(731)
Shares used in the calculation (denominator)
Weighted average shares outstanding	3,265,961	3,233,264	3,045,926
Effect of dilutive stock options and warrants	—	374603	—
Diluted shares	3,265,961	3,607,867	3,045,926
Basic carnings (loss) per share (adjusted for stock splits)	$(0.91)	$0.27	$(0.24)
Diluted earnings (loss) per share (adjusted for stock saplits)	$(0.91)	$0.24	$(0.24)

NOTE 17 — ACCUMULATED OTHER COMPREHENSIVE INCOME

Other comprehensive income and accumulated other comprehensive income consist of the following:

	2001
	Before-Tax amount	Tax (Expense) or Benefit	Net-of-Tax Amount
	(In Thousands)
Balance,December 31, 2000	$1,115	$379	$736
Unrealized gains on avaliable-for-sale securities arising during the current period	442	150	292
Less: reclassification adjustment for gains realized in net income	969	329	640
Net unrealized losses on available-for-sale securities	(527)	(179)	(348)
Unrealized gains on cash flow hedge arising during the current period	338	114	224
Less: reclassification adjustment for gains realized in net income	763	259	504
Net unrealized losses on cash flow hedge	(425)	(145)	(280)
Accumulated other comprehensive income	$163	$55	$108

NOTE 18 — PARENT COMPANY (ONLY) FINANCIAL INFORMATION

2001
(In Thousands)
Condensed balance sheet at December 31:
Cash and due from banks	$415
Investments in subsidiaries	11,932
Due from related nonbank company	538
Total assets	$12,885

Short-term borrowings	$1,071
Other liabilities	17
Total liabilities	$1,088
Stockholders’ equity	11,797
Total liabilities and stockholders’ equity	$12,885

Condensed statement of operations for the year ended December 31, 2001:

2001
(In Thousands)
Income
Interest	$10
Other income	4
Total income	14

Expenses
Interest	18
Other	35
Total expenses	53

Loss before recognition of losses in subsidiaries	(39)
Recognition of subsidiaries’ losses	(2,926)
Net loss	$(2,965)

Condensed statement of cash flows for the year ended December 31, 2001:

2001
(In Thousands)
Cash flows from operating activities
Net loss	$(2,965)
Adnustments to reconcile net loss to net cash flows from operating activities
Losses in subsidiaries	2926
Net change in other liabilities	17
Net cash flows from operating activities	(22)
Cash flows from investing activities
Return of investment from bank subsidiary	150
Contribution of capital-nonbank subsidiary	(10)
Increase inadvances to nonbank subsidiary	(538)
Net cash flows from investment activities	(398)
Cash flows from financing activities
Proceeds from borrowings	1,071
Proceeds from exercise of stock options	216
Repurchase of common stock	(452)
Net cash flows from financing activities	835
Net change in cash	415
Cash, beginning of year	—
Cash, end of year	$415

NOTE 19 — NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141 entitled Business Combinations and SFAS No. 142 entitled Goodwill and Other Intangible Assets. These statements establish accounting for intangible assets upon and subsequent to acquisition. This standard applies to all business combinations initiated after June 30, 2001 and is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact that this statement will have on our financial position and results of operations, however we do not expect such impact to be material

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 143 entitled Accounting for Asset Retirement Obligations. This statement establishes the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This standard is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact that this statement will have on our financial position and results of operations, however we do not expect such impact to be material.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 144 entitled Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121 and establishes financial accounting and reporting requirements for the impairment and disposal of long-lived assets. This standard is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact that this statement will have on our financial position and results of operations, however we do not expect such impact to be material.

NOTE 20 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year Ended December 31, 2001
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In Thousands, except for per share amounts)
Interest income	$3,312	$3,178	$3,079	$2,738
Interest expense	1,807	1,860	1835	1,519
Net interest income	1,505	1,318	1,244	1,219
Provision for loan losses	844	950	1,459	1,389
Other income	601	1,481	238	566
Other expenses	1,433	1,430	1,556	2,076
Income (loss) before income tax	(171)	419	(1,533)	(1680)
Federal income tax	—	—	—	—
Net income (loss)	$(171)	$419	$(1,533)	$(1,680)

Basic earnings (loss) per share (adjusted for stock splits)	$(0.05)	$0.13	$(0.47)	$(0.52)

Diluted earnings (loss)per share (adjusted for stock splits)	$(0.05)	$0.11	$(0.47)	$(0.52)

	Year Ended December 31, 2000
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In Thousands, except for per share amounts)
Interest income	$2,001	$2,446	$2,808	$3,163
Interest expense	872	1,107	1,358	1,597
Net interest income	1,129	1,339	1,450	1,566
Provision for loan losses	137	149	165	265
Other income	79	97	117	122
Other expenses	980	1,101	1,062	1,162
Income before income tax	91	186	340	261
Federal income tax	—	—	—	—
Net income	$91	$186	$340	$261

Basic earnings per share (adjusted for stock splits)	$0.03	$0.06	$0.11	$0.08

Diluted earnings per share (adjusted for stock splits)	$0.03	$0.05	$0.10	$0.07

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

PART III

The information required by Part III of this Form 10-KSB, except for Item 9 with regard to Executive Officers, and all of Item 13, is incorporated by reference to the definitive proxy statement for Pacifica’s Annual Meeting of Shareholders to be held on May 28, 2002 (the “Proxy Statement”). The Proxy Statement is expected to be sent to shareholders along with this Annual Report and Form 10-KSB beginning on or about March 28, 2002 and will concurrently be filed with the Securities Exchange Commission on Schedule 14A.

ITEM 9. EXECUTIVE OFFICERS

Name	Age	Position/Title	Has Served the Bank/Company Since
Jeffery C. Low	48	Chairman, President and Chief Executive Officer	1997

John D. Huddleston	48	Executive Vice President, Chief Financial Officer and Chief Operating Officer	1998

Jeffery C. Low.  Mr. Low has been President and Chief Executive Officer of the Company and Pacifica Bank since their respective inceptions.  He has over 18 years’ experience in the banking industry.  More recently, he served as Vice President of Commercial Banking for Enterprise Bank, Bellevue, Washington and its successor Western Bank, a division of Washington Mutual Bank, from 1991 to 1997. Mr. Low received BA and MBA degrees from the University of Puget Sound.

John D. Huddleston.  Mr. Huddleston has been a Senior Vice President and Chief Financial Officer of the Company and Pacifica Bank since their respective inceptions and was promoted to the position of Executive Vice President, Chief Financial Officer, and Chief Operating Officer in 2001.  Prior to joining Pacifica, he was Managing Partner for JCH Development, a real estate development and investment group in Yelm, Washington from 1986 to 1998.  Mr. Huddleston has over 20 years experience in the banking and financial management industry.  Mr. Huddleston holds a BS in Business Administration, with an emphasis in Accounting, from the University of Puget Sound.

ITEM 10. EXECUTIVE COMPENSATION

See “Form 10-KSB Cross-Reference Index”.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See “Form 10-KSB Cross-Reference Index”.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See “Form 10-KSB Cross-Reference Index”.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
4.1	Form of Stock Certificate(1)
10.1	Employee Stock Option Plan(3)
10.2

Office Lease between Registrant, as Tenant, and The Trustees under the Will and of the Estate of James Campbell, Deceased, as Landlord, dated March 31, 1998; as amended by the First Amendment to Lease dated May 1, 1998, Second Amendment to Lease dated June 12, 1998, Third Amendment to Lease dated May 28, 1999, and Fourth Amendment to Lease dated May 24, 2000(1)

10.3	Fifth Amendment to Lease dated October 19, 2000(2)
10.4	Data Processing Services Agreement between Registrant and Fiserv Solutions, Inc. effective September 27, 2001(4)
10.5	Plan and Agreement of Reorganization between the Registrant and Pacifica Bank dated as of October 2, 2000(1)
10.6	Office Sublease Agreement, between Registrant, as Subtenant, and Amazon.com Holdings, Inc., as Sublandlord, dated June 6, 2001(4)
11.	Computation of basic and diluted earnings per share(4)
21.	Subsidiaries
Pacifica Bank
Pacifica Mortgage Company
23.	Consent of Moss Adams LLP(4)
24.	Power of attorney(4)

(1)                        Incorporated by reference to the Company’s Form 8-A, filed with the SEC on February 26, 2001.

(2)                        Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ending December 31, 2000.

(3)                        Incorporated by reference to the Company’s Form S-8, filed with the SEC on September 4, 2001.

(4)                        Filed with this Form 10-KSB.

Reports on Form 8-K

Pacifica did not file any reports on Form 8-K during the fourth quarter of 2001.

FORM 10-KSB CROSS-REFERENCE INDEX

This Annual Report and Form 10-KSB and the Company’s definitive Proxy Statement for its 2002 Annual Meeting of Shareholders, together contain the requirements of the accounting profession and the Securities and Exchange Commission, including a comprehensive explanation of 2001 results.

None of the foregoing incorporation by reference shall include the information referred to in Item 402 (a)(7) of Regulation S-B.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25 of March 2002.

PACIFICA BANCORP, INC.

By	/s/ Jeffery C. Low
Jeffery C. Low Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on the 25 of March 2002.

Principal Executive Officer:

By	/s/ Jeffery C. Low
Jeffery C. Low Chairman, President and Chief Executive Officer

Principal Financial Officer:

By	/s/ John D. Huddleston
John D. Huddleston Executive Vice President, Chief Financial Officer and Chief Operating Officer

I, Jeffery C. Low, pursuant to a power of attorney which is being filed with the Annual Report on Form 10-KSB, has signed this report on March 12, 2002 as attorney in fact for the following directors who constitute the Board.

Yi-Heng Lee	Lyle K. Snyder
Mark P. Levy	Fannie Kuei-Fang Tsai
Robert E. Peterson	Mark W. Weber
George J. Pool	Edwin R. Young

/s/ Jeffery C. Low
Jeffery C. Low Attorney-in-fact

Pacifica Bancorp, Inc.  and Pacifica Bank Boards of Directors

Yi-Heng Lee	Lyle K. Snyder
Mark P. Levy	Fannie Kuei-Fang Tsai
Jeffery C. Low, Chairman	Mark W. Weber
Robert E. Peterson	Edwin R. Young
George J. Pool

Officers

Jeffery C. Low	President and Chief Executive Officer Pacifica Bancorp, Inc. and Pacifica Bank

John D. Huddleston	Executive Vice President , Chief Financial Officer & Chief Operating Officer Pacifica Bancorp, Inc. and Pacifica Bank

Paul F. Farris	Secretary of Pacifica Bancorp, Inc. and Pacifica Bank Senior Vice President/Cashier of Pacifica Bank

Katty Chow	Senior Vice President /Manager, Private Banking Pacifica Bank

Emily Yeh	Senior Vice President /Manager, International Banking Pacifica Bank

Carmen L. Malsbury	Senior Vice President /Chief Credit Officer Pacifica Bank

Rob L. Robinson	Senior Vice President /Chief Loan Quality Officer Pacifica Bank

Robert W. Rea	President of Pacifica Mortgage Company

Debora Kilpatrick	Senior Vice President of Pacifica Mortgage Company

Legal Counsel	Auditor
Davis Wright Tremaine LLP 2600 Century Square 1501 Fourth Avenue Seattle, WA 98101 206-622-3150	Moss Adams LLP 2200 Rimland Drive Suite 300 Bellingham, WA 98225 360-676-1920

Transfer Agent and Registrar	Information Requests
Pacifica Bank 10900 NE 4th Street, Suite 200 Bellevue, WA 98004	Written requests should be mailed to: Corporate Secretary Pacifica Bancorp, Inc. 10900 NE 4th Street, Suite 200 Bellevue, WA 98004

Annual Shareholders’ Meeting

Tuesday, May 28, 2002

9th Floor Conference Room of the Skyline Tower at 10900 NE 4th Street, Bellevue, WA 98004