Form 10-Q
period 2002-03-31
PACIFICA BANCORP INC
filed 2002-05-14
CIK 1133862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

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

(425) 637-1188
(Issuer’s telephone number, including area code)

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

Yes ☒                    No ☐

The number of shares outstanding of the issuer’s classes of common equity as of April 30, 2002:

Common Stock - 3,260,368 shares outstanding

i

PACIFICA BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2002	December 31, 2001
(Dollars in thousands)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$3,061	$2,559
Interest-bearing cash	11,054	25,497
Federal funds sold	3,170	3,300
Total cash and cash equivalents	17,285	31,356
Interest-bearing deposits in other banks	856	857
Securities available-for-sale, at fair value	39,434	33,177
Federal Home Loan Bank stock, at cost	277	273
Total investments	40,567	34,307
Loans	107,603	105,878
Less allowance for loan losses	(3,586)	(3,530)
Total loans, net	104,017	102,348
Bank premises and equipment, net	2,605	2,126
Accrued interest receivable	750	994
Other	245	233
Total other assets	3,600	3,353
TOTAL ASSETS	$165,469	$171,364
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$12,341	$13,187
Interest-bearing	138,168	142,782
Total deposits	150,509	155,969
Accrued interest payable	1,767	1,983
Other accrued liabilities	154	297
Other borrowings	1,760	1,318
Total other liabilities	3,681	3,598
Total liabilities	154,190	159,567
SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 3,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 10,000,000 shares authorized, 3,260,368 shares issued and outstanding at March 31, 2002 and December 31, 2001	16,054	16,054
Accumulated deficit	(4,624)	(4,365)
Accumulated other comprehensive income, net of tax	(151)	108
Total shareholders’ equity	11,279	11,797
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$165,469	$171,364

See accompanying notes to these financial statements.

PACIFICA BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except for per share data)	2002	2001

INTEREST INCOME
Loans, including fees	$2,026	$2,774
Investments and interest-bearing deposits	426	487
Federal funds sold	13	51
Total interest income	2,465	3,312

INTEREST EXPENSE
Deposits	1,214	1,803
Borrowings	21	4
Total interest expense	1,235	1,807

NET INTEREST INCOME	1,230	1,505

PROVISION FOR LOAN LOSSES	—	844

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,230	661

NONINTEREST INCOME
Loan commissions and related income	201	97
Service fees	22	28
Other income	95	106
Gain on sale of securities	—	424
Total noninterest income	318	655

NONINTEREST EXPENSES
Salaries and employee benefits	1,086	854
Occupancy and equipment	291	217
Other expenses	430	416
Total noninterest expenses	1,807	1,487

INCOME (LOSS) BEFORE INCOME TAXES	(259)	(171)

INCOME TAXES	—	—

NET INCOME (LOSS)	$(259)	$(171)
Net income (loss) per share of common stock:
Basic	$(0.08)	$(0.05)
Diluted	$(0.08)	$(0.05)
Weighted average number of shares outstanding:
Basic	3,260,368	3,263,872
Diluted	3,260,368	3,263,872

See accompanying notes to these financial statements.

PACIFICA BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(259)	$(171)
Adjustments to reconcile net income (loss) to net cash flows from operating activities
Provision for loan losses	—	844
Net amortization (accretion) of securities	44	(26)
Realized (gain) loss on sale of available-for-sale securities, net	—	(424)
Federal Home Loan Bank stock dividends	(4)	(4)
Depreciation	109	126
Changes in operating assets and liabilities
Interest receivable	244	(551)
Other assets	(12)	11
Interest payable	(216)	740
Other liabilities, net	(10)	57
Net cash flows from operating activities	(104)	602

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing deposits in banks	1	(92)
Purchases of available-for-sale investment securities	(25,035)	(10,901)
Proceeds from sales, maturities and principal payments of available-for-sale securities	18,342	11,549
Net change in loans made to customers	(1,669)	(9,125)
Additions to premises and equipment	(588)	(81)
Net cash flows from investing activities	(8,949)	(8,650)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in noninterest-bearing deposits	(846)	1,018
Increase (decrease) in interest-bearing deposits	(4,614)	22,805
Increase (decrease) in other borrowings	442	(274)
Proceeds from issuance of common stock	—	37
Net cash flows from financing activities	(5,018)	23,586

NET CHANGE IN CASH AND CASH EQUIVALENTS	(14,071)	15,538
CASH AND CASH EQUIVALENTS, beginning of period	31,356	12,429
CASH AND CASH EQUIVALENTS, end of period	$17,285	$27,967

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$1,451	$1,067
Cash received from the 2001 estimated tax payment refund	$100	$—

See accompanying notes to these financial statements.

PACIFICA BANCORP, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pacifica Bancorp, Inc. (“Pacifica” or the “Company”) is a bank holding company with two subsidiaries, Pacifica Bank (the “Bank”) and Pacifica Mortgage Company (“Pacifica Mortgage”).  The Company was organized under the laws of the State of Washington in October 2000 and is headquartered in Bellevue, Washington.

NOTE 1.  BASIS OF PRESENTATION

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial condition and the results of operations for the interim periods included herein have been made.  Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results to be anticipated for the year ending December 31, 2002.  Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.  For additional information, refer to the audited financial statements and notes thereto included in Pacifica’s annual report on Form 10-KSB for the year ended December 31, 2001.

The condensed consolidated financial statements include the accounts of Pacifica Bancorp, Inc. and its wholly-owned subsidiaries, Pacifica Bank and Pacifica Mortgage Company.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as of the date of the balance sheet, and revenues and expenses for the period. Actual results could differ from estimated amounts.

NOTE 2.  EARNINGS PER SHARE

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding during the period. Diluted earnings per share are computed by determining the number of additional shares that are deemed outstanding due to stock options under the treasury stock method. However, potentially dilutive shares are not considered in reporting earnings per share when the addition of such shares would be considered antidilutive or if the Company had a net loss.  Because Pacifica is reporting a net loss for the three months ended March 31, 2002, there is no recognition given to additional shares that may be dilutive.

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

The Company is currently evaluating the impact that this statement will have on our financial position and results of operations, however, we do not expect such impact to be material.

NOTE 5.  BORROWINGS

Pacifica Mortgage obtained a $5 million revolving line of credit with a federally chartered savings bank in February 2002.  The line of credit is used as a mortgage warehousing line to warehouse certain mortgage loans pending the sale of such loans, and is collateralized by such mortgage loans and related collateral.  The line of credit is guaranteed by the Company and is subject to certain restrictive covenants including, among others, requirements with regards to certain financial ratios and guarantor’s ownership interest in Pacifica Mortgage. Interest on this line is at the bank’s prime rate with a floor of 6%.  Pacifica Mortgage did not draw on this line during the first quarter of 2002.

NOTE 6.  SUBSEQUENT EVENT

In order to provide for continued growth of the Company, Pacifica’s management is considering various ways to raise new capital, including the issuance of preferred stock and/or trust preferred securities. The Board of Directors Executive Committee authorized the issuance of up to $8 million in preferred stock in the second quarter of 2002.

PACIFICA BANCORP, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the unaudited condensed consolidated financial statements of Pacifica Bancorp, Inc. (“Pacifica” or the “Company”) and notes thereto presented elsewhere in this report.

Note regarding Forward-Looking Statements:  This Form 10-Q includes” forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs and assumptions based on currently available information, and we have not undertaken to update these statements except as required by the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder.  Other than statements of historical fact regarding our financial position, business strategies and management’s plans and objectives for future operations are forward-looking statements.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” and “intend” and words or phrases of similar meaning, as they relate to Pacifica or management, are intended to help identify forward-looking statements.  Although we believe that management’s expectations as reflected in forward-looking statements are reasonable, we cannot assure readers that those expectations will prove to be correct. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements.  These risks and uncertainties include our ability to maintain or expand our market share or net interest margins, and to implement our marketing and growth strategies.  Further, actual results may be affected by our ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; general trends in the local, regional and national banking industry, and the events of September 11, 2001 and its aftermath, as well as any further similar events.  In addition, there are risks inherent in the banking industry relating to collectibility of loans and changes in interest rates.  Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in our other filings with the FDIC and the SEC. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations.

Overview

The Company is a bank holding company with two wholly-owned subsidiaries, Pacifica Bank (the “Bank”) and Pacifica Mortgage Company (“Pacifica Mortgage”).  The Company was organized under the laws of the State of Washington in October 2000 and became the parent company of the Bank on January 1, 2001 pursuant to a Plan and Agreement of Reorganization (the “Plan”).  Under the Plan, the Company issued 3,258,208 shares of common stock in exchange for all outstanding shares of Pacifica Bank stock (1,629,104 shares), using a 2-for-1 ratio.

Pacifica’s main office, from which it conducts both banking and mortgage operations and administrative functions, is located in the central business district of Bellevue, Washington, approximately 10 miles from Seattle.  Pacifica’s Seattle office, where its banking and mortgage operations reside, was opened in December 2001 and is located in the downtown/International District of Seattle.  The Company’s primary market area is King County, Washington, and the Company also attracts customers from greater Seattle and communities along the I-5 corridor from Everett to Tacoma, Washington.  Pacifica’s market area has undergone significant business diversification, and the regional economy has generally experienced strong growth and stability in recent years, although a distinct softening in the regional economy occurred in 2001 and continued throughout first quarter 2002.

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

Pacifica Mortgage, another wholly-owned subsidiary of Pacifica, was incorporated on January 18, 2001 and offers a variety of residential loan options to the residents of our service area.

Pacifica’s mission is to exceed customer, shareholder and community expectations in dedication, professionalism and innovation.  The Company continuously reviews products and services in order to provide its customers more service options and better quality. We successfully launched our Internet online banking service in December 2001 and our Online Bill Pay service is expected to be available to customers in the third quarter of 2002. Further growth through branch expansion or acquisition into other geographic and product line markets may also be considered as new opportunities arise. In addition, recent banking legislation allows affiliations among securities, insurance, banking and other financial companies and provides for the creation of financial holding companies and financial subsidiaries.  However, Pacifica is not currently eligible for financial holding company status owing to its current regulatory status as described below.

Supervisory Directive

As the result of a recent examination by the FDIC and the Washington State Department of Financial Institutions, Division of Banks (the “Department”), the Company is subject to a Supervisory Directive dated March 27, 2002. The Supervisory Directive addresses a number of issues related to our growth and loan quality, by

•                  temporarily limiting the Bank’s ability to pay dividends other than those necessary to service existing holding company debt (which in turn would limit the Company’s ability to pay dividends);

•                  temporarily limiting the Bank’s maximum asset size;

•                  requiring our Tier 1 Leverage Capital ratio to be maintained at a level that would be typically required for a de novo bank (a newly chartered bank with less than five years of operations); and

•                  requiring the Bank to reduce classified loans by a specified amount before December 31, 2002.

The regulators have informed us that the Supervisory Directive would remain in place until we have met the requirements of the directive, including but not limited to reduction of classified loans as stated above. The Board of Directors and the management have set a goal to meet the requirements of the Supervisory Directive by the end of 2002.  Management has prepared action plans, formed an Asset Quality Committee, and has taken other steps to improve credit quality, monitor capital ratios, maximize earnings, and promote stability. In order to provide for continued growth of the Company, Pacifica’s management is considering various ways to raise new capital, including the issuance of preferred stock and/or trust preferred securities. The Board of Directors Executive Committee authorized the issuance of up to $8 million in preferred stock in the second quarter of 2002.  We expect our rate of growth to slow from the high rate experienced in the first three years of operations, and our focus to shift to improving asset quality, increasing earnings and growing capital. We do not expect the limitations of the Supervisory Directive to reduce our ability to achieve our planned slower rate of growth in 2002.  We intend to grow our total assets to $180 million by year-end 2002. We anticipate adding approximately $25 million in loans, with $15 million to be funded by new deposits and $10 million from our existing investment portfolio.   The Company has hired new lending officers and has expanded its office presence into Seattle, which will help generate more new loans during 2002.

Results of Operations

Pacifica’s results of operations depend, to a large degree, on its net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, primarily on customer deposits and borrowings. Changes in net interest income are affected by several factors, including changes in average balances of earning assets and interest-bearing liabilities, changes in rates on earning assets and rates paid for interest-bearing liabilities, and the level of noninterest-bearing deposits and shareholders’ equity. Interest income and expense are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and the actions of regulatory authorities.

Pacifica also generates non-interest income, primarily through mortgage loan commissions, discount and rebate income, service charges, international service fees and other sources. The primary components of Pacifica’s operating expenses are compensation and employee benefits expense, and occupancy expense.

Net Income (Loss)

Earning assets were $162.4 million at March 31, 2002, decreased 4% from $169 million at December 31, 2001.  Average earning assets grew to $165 million for the first quarter of 2002, up 16% from $142.5 million for the same period of 2001.  However, due to the decline in the net interest margin and a loss resulting from the early stage operations and office expansions of Pacifica Mortgage, Pacifica reported a net loss of ($259,000), or ($0.08) per diluted share for the first quarter of 2002, up 51% from a net loss of ($171,000) or ($0.05) per diluted share for the same period of 2001.  Pacifica Mortgage added new office space in August and December 2001.  As a result, occupancy and equipment expenses were much higher in the first quarter of 2002 than the same period of last year due to the increases in lease payments and depreciation expenses. On the other hand, lower than expected loan production has generated less income than anticipated in the first quarter of 2002.  Management has added, and plans to add more, loan officers to its mortgage lending team to increase loan production.

Net Interest Income

Net interest income is the difference between total interest income and total interest expense. Changes in net interest income are affected by several factors, including changes in average balances of earning assets and interest-bearing liabilities, changes in rates on earning assets and rates paid for interest-bearing liabilities, and the level of noninterest-bearing deposits and shareholders’ equity.  Pacifica’s earning assets accounted for 98% of its total assets as of March 31, 2002, compared to 99% at year-end 2001. Loans are the highest-yielding component of Pacifica’s earning assets.  Loans averaged 64% of Pacifica’s total earning assets during the first quarter of 2002, compared to 74% in the same period of 2001.  Pacifica does not expect the yield spread to change significantly as a result of the Pacifica Mortgage formation since it currently originates primarily single-family mortgage loans and the loans are brokered to other servicing agents with fees being paid to Pacifica Mortgage.  Revenue source for Pacifica Mortgage is presently fee income only.

Abbreviated average balance sheet and net interest income data for the periods are shown below:

	Three Months Ended March 31,
(Dollars in thousands)	2002	2001	$ Change	% Change
Loans	$106,677	$108,650	$(1,973)	-2%
Interest bearing due from banks & deposits	21,828	10,436	11,392	109%
Investments	33,133	19,411	13,722	71%
Federal funds sold	3,127	3,701	(574)	-16%
Federal Home Loan Bank stock	273	255	18	7%
Total interest-earning assets	165,038	142,453	22,585	16%

Total noninterest-earning assets	2,465	3,952	(1,487)	-38%
Total assets	$167,503	$146,405	$21,098	14%

Interest-bearing deposits	$139,219	$118,331	$20,888	18%
Other borrowed funds	1,660	281	1,379	491%
Total Interest-bearing liabilities	140,879	118,612	22,267	19%

Noninterest-bearing deposits	12,871	8,927	3,944	44%
Other noninterest-bearing liabilities	2,069	2,790	(721)	-26%
Stockholders’ equity	11,684	16,076	(4,392)	-27%
Total liabilities and stockholders’ equity	$167,503	$146,405	$21,098	14%

Total interest income	$2,465	$3,312	$(847)	-26%
Total interest expense	1,235	1,807	(572)	-32%
Net interest income	$1,230	$1,505	$(275)	-18%

Net interest margin	2.98%	4.23%

Net interest income for the first quarter of 2002 decreased $275,000, or 18%, to $1.2 million, compared to $1.5 million in the first quarter of 2001.  The decrease in net interest income reflects the impact of rate changes on prime-based loans and the lag in repricing of time certificates of deposit. On a dollar-for-dollar basis, interest-earning assets increased more than interest-bearing liabilities during the first quarter of 2002.  Compared with the first quarter of 2001, average earning assets increased approximately $22.6 million, or 16%, to $165 million while average interest-bearing liabilities increased $22.3 million, or 19%, to $140.9 million for the first quarter of 2002.  Given the overall rate environment, we expect net interest income to increase during 2002.

Net interest margin (net interest income divided by average earning assets) was 2.98% in the first quarter of 2002, compared with 4.23% for the same period of 2001. The average yield on earning assets decreased to 5.97% during the first quarter of 2002 from 9.30% in the same period of 2001.  On the other hand, the average cost of interest-bearing liabilities for the first quarter of 2002 decreased to 3.50% from 6.09% in the same period of 2001.  The decrease in net interest margin is primarily due to the 475 basis point decline during 2001 in short-term interest rates, and the fact that our interest-earning assets have been repricing more quickly than our interest-bearing liabilities. Pacifica lowered its cost of deposits during 2001 and the first quarter of 2002, however, the effect of the lowering of deposits cost will lag the effect of reduced loan and investment yields.  At March 31, 2002, Pacifica had $97.0 million in time certificates of deposits.  Approximately $31.8 million of those time deposits are expected to reprice in the second quarter of 2002, and an additional $22.4 million to reprice in the third quarter of this year.  Management believes this will have a positive impact on our net interest margin for subsequent financial quarters.

To a large extent, the asset yields and cost of funds reflect the level of interest rates as set by the Federal Reserve Board and the competitive nature of the financial services industry. Currently, Pacifica’s assets tend to track the prime rate and reprice more quickly than its liabilities.

Therefore, net interest margin usually increases in a rising interest rate environment.  In contrast, Pacifica may experience decreasing net interest income as a result of “rate squeeze” caused by this same principle in periods of falling interest rates.  Management continually monitors Pacifica’s mix of interest-earning assets and interest-bearing liabilities to maintain an appropriate balance.

Average loans (net of deferred loan fees) were approximately $106.7 million in the first quarter of 2002, down $2 million from $108.7 million for the same period of 2001.  Yield on the loan portfolio (net of deferred loan fees) averaged 7.70% in the first quarter of 2002, compared to 10.21% in the same period of 2001.  The decrease in loan yield is consistent with the drop in interest rates.  Meanwhile, our deposits tend to reprice slower than our loans. During the first quarter of 2002, average interest-bearing deposits were $139.2 million, an increase of $20.9 million, or 18%, from $118.3 million during first quarter 2001.  The cost of interest-bearing deposits decreased to 3.49% in the first quarter of 2002, from 6.09% for the first quarter of 2001.  Income on investments, interest-earning deposits, Federal Home Loan Bank stock and federal funds sold totaled $439,000 in the first quarter of 2002, a decrease of $99,000, or 18% when compared to the same period of 2001.  The yield on investments was 4.04% for the first quarter of 2002, as compared to 6.94% for the same period of 2001.

Noninterest Income

Noninterest income decreased by $337,000 or 51%, to $318,000 in the first quarter of 2002, compared with $655,000 for the same period in 2001.  The decrease was due primarily to the $424,000 gain on sale of investment securities during the first quarter of 2001.  Loan commissions, discount and rebate income from Pacifica Mortgage totaled $201,000 during the first quarter of 2002, up $104,000 or 107% from the same period in 2001.  International banking service fee income increased slightly while certain other fee income decreased due to the decrease in the occurrence of transactions, such as NSF fees.

Noninterest Expense

Noninterest expense increased $320,000, or 22%, to $1.8 million in the first quarter of 2002, compared with $1.5 million in the same period of 2001.  The increase resulted primarily from the additional personnel costs and other expenses associated with the Bank’s growth and the operation of Pacifica Mortgage.

Salaries and employee benefits expenses were approximately $1.1 million in the first quarter of 2002, compared to $854,000 in the same period of 2001.  The increase was primarily a result of the growth in the number of employees. Pacifica had 67 full-time equivalent employees at March 31, 2002, compared with 48 full-time equivalent employees at March 31, 2001.

Occupancy and equipment expense was $291,000 for the first quarter of 2002, up $74,000, or 34%, from the same period of 2001. The increase in occupancy and equipment expense was due primarily to the increase in building lease expense. Pacifica leased additional office space in Bellevue in March and August of 2001. With the new office in Seattle, we expect occupancy and equipment expense to increase in 2002 as compared to last year.

Total other expenses were $430,000 in the first quarter of 2002, an increase of $14,000 or 3%, from the same period of 2001.  The increase was due to the costs of the added office and expanded operations.

Analysis of Financial Condition

During the first quarter of 2002, management focused on credit quality and credit administration.  At March 31, 2002, Pacifica had assets of $165.5 million, a decrease of 3% from $171.4 million at December 31, 2001. Shareholders’ equity was $11.3 million at March 31, 2002, down 4% from $11.8 million at December 31, 2001.  Net loans increased 2% to $104 million at March 31, 2002 from $102.3 million at December 31, 2001. The Company’s investment portfolio increased 18% to $40.6 million at March 31, 2002 from $34.3 million at

December 31, 2001.  Deposits decreased 4% to $150.5 million at March 31, 2002 from $156 million at December 31, 2001.

Annualized return on average assets (ROA) was (0.62%) for the first quarter of 2002, compared to (0.47%) for the same period in 2001.  Annualized return on average shareholders’ equity (ROE) was (8.87%) for the first quarter of 2002, compared to (4.25%) for the first quarter of 2001.  The Company’s average equity to average assets ratio was 6.98% and 10.98%, respectively, for the quarters ended March 31, 2002 and 2001.

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

The following table shows the amortized cost and estimated fair value of securities available-for-sale at the dates indicated:

	March 31, 2002
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-Sale Securities
U.S. Government agencies	$15,468	$—	$(91)	$15,377
Mortgage-backed securities	24,194	—	(137)	24,057
Total investment securities	$39,662	$—	$(228)	$39,434

	December 31, 2001
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-Sale Securities
U.S. Government agencies	$25,597	$76	$—	$25,673
Mortgage-backed securities	7,416	88	—	7,504
Total investment securities	$33,013	$164	$—	$33,177

Lending Activities

Loan Portfolio Composition.

Pacifica originates a wide variety of loans to small and medium sized businesses and individuals.  The following table sets forth the loan portfolio composition by type of loan at the dates indicated:

	March 31, 2002		December 31, 2001
	Amount	% of Total	Amount	% of Total
(Dollars in thousands)
Commercial and industrial loans	$43,393	40%	$41,673	39%
Real estate - construction	23,456	22%	26,071	25%
Real estate - mortgage	38,644	36%	35,864	33%
Consumer and other	2,489	2%	2,665	3%
	107,982	100%	106,273	100%
Less deferred loan fees	(379)	0%	(395)	0%
Total loans	$107,603	100%	$105,878	100%

At March 31, 2002, total loans increased by $1.7 million, or 2%, to $107.6 million from $105.9 million at year-end 2001.  Commercial loans and real estate mortgage loans were the categories that contributed to the majority of the increase.  Commercial loans increased $1.7 million, or 4%; real estate mortgage loans increased $2.8 million, or 8%; while real estate construction loans decreased $2.6 million, or 10%, and consumer and other loans decreased $176,000 or 7%.  Increases in loan balances occurred mainly as a result of new originations.  The growth in loans in the first quarter of 2002 was funded by cash and cash equivalents.

Pacifica’s commercial loan portfolio includes loans to businesses in the manufacturing, wholesale, retail, service, agricultural, and construction industries, primarily located in western Washington.  As of March 31, 2002, there was no significant concentration of loans to any particular group of customers engaged in similar activities and having similar economic characteristics.  However, due to the limited scope of Pacifica’s primary market area, a substantial geographic concentration of credit risk exists and, as a result, localized economic downturns can be expected to have a more pronounced effect on Pacifica than they might with a similar but more geographically diversified business.

Analysis of Provision and Allowance for Loan Losses

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

Management reviews and evaluates the appropriate level of the allowance for loan losses and determines the provision at least on a monthly basis.  The evaluation by management includes consideration of changes in the nature and volume of the portfolio as well as commitments and standby letters of credit, overall portfolio quality, past loan loss experience, peer bank experience, loan concentrations, specific problem loans, internal and external credit examination results, and the current economic conditions that may affect the borrowers’ ability to pay.  Management monitors delinquencies closely.  Loan loss reserve calculations and the delinquencies are reported to the Board of Directors at least monthly.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans.  Such agencies may require Pacifica to increase the allowance for loan losses based on their judgment about information available to them at the time of their examination.

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

Pacifica’s loan loss analysis procedure emphasizes early detection of loan losses.  The Company significantly increased its allowance for loan losses through additional provisions during 2001 and no additions to the loan loss reserve were made during the first quarter of 2002.  At March 31, 2002, the allowance for loan losses was $3.6 million, or 3.33% of total loans, compared to $3.5 million, or 3.33% of total loans, at December 31, 2001.  The $56,000 increase from year-end 2001 represents recoveries from charged-off credits.  Management believes the current balance of the allowance for loan losses is adequate to provide against current potential loss.  We anticipate that additional increases to the allowance for loan losses may continue during 2002, particularly as we address the effects of the Supervisory Directive and as we evaluate the general strength of the local and regional economy.

In October 2001, the Company filed a bond claim of approximately $2.5 million with its insurance company in connection with a previously charged-off credit.  The insurance company is in the process of reviewing this claim.  It is uncertain whether the Company will be able to collect any of this claim from the insurance company.

The following table sets forth information regarding changes in Pacifica’s allowance for loan losses:

	Three Months Ended March 31,
(Dollars in thousands)	2002	2001
Balance at beginning of period	$3,530	$1,306
Charge-offs	—	—
Recoveries	56	—
Provision for loan losses	—	844
Balance at end of period	$3,586	$2,150

Ratio of net charge-offs to average loans outstanding during the period	0%	0%

Nonperforming Assets

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

Nonperforming loans were $1.98 million, or 1.84% of total loans at March 31, 2002, compared to $478,000, or 0.45% of total loans as of December 31, 2001.  The nonperforming loans at March 31, 2002 were comprised of four loans ranging from $62,000 to $1.2 million.  These loans were all commercial credits, representing different industries.  We have been actively working to achieve a workout and collection plan. Since March 31, 2002, we have collected $65,000 on the nonperforming loans.

Potential problem loans are loans that are performing and are not nonaccrual, past due 90 days or more, or restructured, but about which there are significant doubts about the borrower’s ability to comply with the present repayment terms in the future and which later may be included in nonaccrual, past due, or restructured loans. At March 31, 2002, we had $6.5 million in potential problem loans, including $1.9 million in impaired loans, down 18% and 47%, respectively, from December 31, 2001, at which time we had $7.8 million in potential problem loans, including $3.6 million in impaired loans.  The potential problem loans at March 31, 2002 were comprised of five credit relationships with outstanding balances ranging from $312,000 to $2 million.  Of the potential problem loans and impaired loans at year-end 2001, $178,000 was collected and $1.5 million was moved from impaired loans to nonaccrual status during the first quarter of 2002. Since March 31, 2002, we have received $214,000 in paydowns on potential problem loans. Management anticipates that another three loans involving two credit relationships, for a total of $758,000, may be placed onto nonaccrual status during the second quarter of 2002.

Liquidity and Sources of Funds

Asset/Liability and Liquidity Management

The primary function of asset/liability management is to ensure adequate liquidity and maintain an appropriate balance between interest-sensitive earning assets and liabilities.  Liquidity management focuses on Pacifica’s ability to meet the financial demands of depositors, creditors and borrowers.  Pacifica actively manages the levels, types and maturities of earning assets in relation to the funding sources available to ensure that adequate funding will be available at all times. In addition, the Supervisory Directive temporarily limits the Bank’s ability to pay dividends other than those necessary to service existing holding company debt. Management believes that Pacifica’s current liquidity is adequate to meet its operating requirements, however it is considering various ways to raise capital, including the issuance of preferred stock and trust preferred securities, to comply with the Tier 1 capital requirements of the Supervisory Directive.

Sources and Uses of Funds

The Company’s sources of funds are customer deposits, loan repayments, current earnings, cash and demand balances due from other banks, federal funds sold, short-term investments, investment securities available for sale, and borrowed funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks.  These funds are used to make loans, to acquire investment securities and other assets, and to fund continuing operations.

Cash. Cash and cash equivalents at March 31, 2002 totaled $17.3 million, down 38% from $28 million at March 31, 2001.

Cash from (used by) Operating Activities.  Net cash used by operating activities totaled $104,000 in the first quarter of 2002, down from net cash provided by operating activities of $602,000 in the same period of 2001.  This decrease was caused primarily by the increased net loss and that no provision for loan losses was made in 2002.

Cash from (used by) Investing Activities.  Net cash used by investing activities was $8.9 million and $8.7 million, respectively during the first quarter of 2002 and 2001. Funding for investing activities for the first quarter of 2002 came from interest-bearing cash with other banks, which were used to make loans to customers and to purchase securities.   In the first quarter of 2001, investing activities were centered in loan growth of $9.1 million and excess deposits of approximately $14 million in interest bearing cash.

Cash from (used by) Financing Activities.  In the first quarter of 2002, net cash used by financial activities totaled $5 million, down from net cash provided by financial activities of $23.6 million in first quarter 2001, as the result of a decrease in deposits of $5.5 million and an increase in borrowings of $442,000.  In the same period of 2001, funding from financing activities came mainly from interest-bearing deposit growth of $22.8 million.

Deposits

Pacifica seeks to attract deposits in its primary market area by pricing its products competitively and delivering quality service.  Pacifica offers various types of deposit accounts, including checking, savings, money market accounts and a variety of certificate of deposit accounts.

Total deposits decreased by 4% to $150.5 million at March 31, 2002, compared to $156 million at December 31, 2001.  Noninterest-bearing deposits decreased 6% to $12.3 million at March 31, 2002, from $13.2 million at December 31, 2001. During the same period, interest-bearing deposits also decreased $4.6 million, or 3%, to $138.2 million, with the reduction being attributable to Pacifica’s efforts to monitor our asset size and increase our loan-to-deposit ratio by reducing our time deposits.  We expect to grow our deposits by approximately $15 million before year-end 2002 to fund the loan growth.

Time deposits accounted for $97 million, or 70%, of the total interest-bearing deposits at March 31, 2002, down from $103.7 million, or 73% of the total interest-bearing deposits at December 31, 2001.  In comparison, money market deposits increased to $33.7 million, or 24% of the total interest-bearing deposits at March 31, 2002, from $33.3 million, or 23% of the total interest-bearing deposits at December 31, 2001, and NOW accounts increased to $7.1 million, or 5% of the interest-bearing deposits at March 31, 2002, from $5.6 million, or 4% of the interest-bearing deposits at December 31, 2001.

Borrowings

At March 31, 2002 and December 31, 2001, Pacifica had demand notes issued to the U.S. Treasury in the amount of $0 and $247,000, respectively, down from $102,000 and $376,000 at March 31, 2001 and December 31, 2000, respectively, representing the Treasury Tax and Loan note balance.

In addition, Pacifica obtained a $3 million one-year revolving line of credit with an independent third party bank in September 2001.  The line of credit is collateralized by the Company’s Pacifica Bank stock and subject to certain restrictive covenants including, among others, requirements with regards to capital ratios, loan loss reserve ratios and lender’s prior approval on certain transactions. Interest on this line is at the bank’s prime rate plus 0.75% and is paid quarterly.  Borrowings under this line of credit totaled $1.8 million and $1.1 million at March 31, 2002 and December 31, 2001, respectively.  During the first quarter of 2002, the Company down streamed $920,000 to the Bank as additional investments in the Bank.

Pacifica Mortgage obtained a $5 million revolving line of credit with a federally chartered savings bank in February 2002.  The line of credit is used as a mortgage warehousing line to warehouse certain mortgage loans pending the sale of such loans, and is collateralized by such mortgage loans and related collateral.  The line of credit is guaranteed by the Company and is subject to certain restrictive covenants including, among others, requirements with regards to certain financial ratios and guarantor’s ownership interest in Pacifica Mortgage. Interest on this line is at the bank’s prime rate with a floor of 6%.  Pacifica Mortgage did not draw on this line during the first quarter of 2002.

Capital and Capital Ratios

Pacifica’s shareholders’ equity at March 31, 2002 was $11.3 million, down 4% from $11.8 million at December 31, 2001.  Shareholders’ equity was 7% of total assets at March 31, 2002 and December 31, 2001.

The primary reasons for the decrease in the Company’s shareholders’ equity since December 31, 2001 were the net loss for the first quarter, and the decrease in accumulated other comprehensive income.  The increase in accumulated deficit is due primarily to a net loss of ($259,000) in the first quarter of 2002.  Accumulated other comprehensive income (loss) was ($151,000) as of March 31, 2002 and $108,000 at December 31, 2001.  The ($259,000) change represents an increase in unrealized loss on available-for-sale securities, net of tax effect.

Pacifica and the Bank are subject to minimum capital requirements under banking regulations for bank holding companies and banks.  Under the risk-based capital guidelines, risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio.  Tier I capital generally consists of common shareholders’ equity (which does not include unrealized gains and losses on securities), less goodwill and certain identifiable intangible assets, while Tier II capital also includes the allowance for loan losses and subordinated debt, both subject to certain limitations.  The leverage capital guidelines require banks to maintain a minimum ratio of Tier I capital to average total adjusted assets (“leverage ratio”) of 4%.

The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.  The Supervisory Directive discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” requires Pacifica Bank’s Tier 1 Leverage Capital ratio to be maintained at a level that would be typically required for a de novo bank (a newly chartered bank with less than five years of operations). Banks with capital ratios below the required minimum are subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

The FDIC has established qualifications necessary to be classified as a well-capitalized bank, primarily for assignment of FDIC insurance premium rates.  The following table sets forth the current regulatory requirements for capital rations that are applicable to Pacifica, a compared with Pacifica’s capital ratio’s at dates indicated.  The table illustrates that pacifica’s capital ratios exceeded the regulatory  capital requirements and qualified as “well-capitalized” at March 31, 2002 and December 31, 2001.

			March 31, 2002		December 31, 2001
	Regulatory Minimum	To Be Well Capitalized	Pacifica’s Actual Ratio	Pacifica Bank’s Actual Ratio	Pacifica’s Actual Ratio	Pacifica Bank’s Actual Ratio
Capital Ratios

Tier I Capital to Risk-Weighted Assets Ratio	4.00%	6.00%	9.66%	10.90%	9.82%	10.18%
Total Capital to Risk-Weighted Assets Ratio	8.00%	10.00%	10.93%	12.18%	11.09%	11.45%
Leverage ratio	4.00%	5.00%	6.82%	7.69%	6.82%	7.06%

Market for Common Equity

Pacifica’s stock is restricted and is not listed on any exchange or traded on the over-the-counter market.  No broker makes a market in Pacifica’s common stock, and sales are minimal.  Due to the limited information available, the following price information may not accurately reflect the actual market value of Pacifica’s shares.  The following are the high and low sales prices for Pacifica’s stock between individual investors, for transactions known to Pacifica, during the past five quarters.

	High	Low
First quarter 2001	$10.00	$9.25
Second quarter 2001	10.00	10.50
Third quarter 2001	11.05	9.00
Fourth quarter 2001	11.00	8.00
First quarter 2002	6.00	5.50

Capital Expenditures and Commitments.

The Company had no material capital expenditures or commitments for at March 31, 2002.

Significant Accounting Policies

See “Notes to Condensed Consolidated Financial Statements.”

PACIFICA BANCORP, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which the Company is exposed is interest rate risk.  Interest rate risk occurs primarily when assets and liabilities reprice at different times and when spreads change between asset and liability rates as interest rates change.

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

The analysis of an institution’s interest rate gap (the difference between the repricing of interest-earning assets and interest-bearing liabilities during a given period of time) is one standard tool for the measurement of the exposure to interest rate risk.  Pacifica believes assumptions for the model are inherently subjective and that because interest rate gap analysis does not address all factors that can affect earnings performance, it should be used in conjunction with other methods of evaluating interest rate risk.

At March 31, 2002, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2001. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” referenced in the Company’s annual report on Form 10-KSB for the year ended December 31, 2001.

PACIFICA BANCORP, INC.

PART II — OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)          Exhibits

11    – Computation of per share earnings

(b)         Reports on Form 8-K

Pacifica did not file any reports on Form 8-K during the first quarter of 2002.

PACIFICA BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFICA BANCORP, INC.

Date: May 10, 2002	By	/s/ Jeffery C. Low
Jeffery C. Low
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2002	By	/s/ John D. Huddleston
John D. Huddleston
Executive Vice President,
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)