Form 10-Q
period 2002-06-30
PACIFICA BANCORP INC
filed 2002-08-13
CIK 1133862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

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

Yes ☒               No ☐

The number of shares outstanding of the issuer’s classes of common equity as of July 31, 2002:

Common Stock - no par value, 3,260,368 shares outstanding

i

PACIFICA BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2002	December 31, 2001

(Dollars in thousands)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$1,950	$2,559
Interest-bearing cash	23,788	25,497
Federal funds sold	3,090	3,300
Total cash and cash equivalents	28,828	31,356
Interest-bearing deposits in other banks	807	857
Securities available-for-sale, at fair value	20,172	33,177
Federal Home Loan Bank stock, at cost	281	273
Total investments	21,260	34,307
Loans	111,547	105,878
Less allowance for loan losses	(3,996)	(3,530)
Total loans, net	107,551	102,348
Premises and equipment, net	2,609	2,126
Accrued interest receivable	747	994
Other	1,102	233
Total other assets	4,458	3,353
TOTAL ASSETS	$162,097	$171,364
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$10,021	$13,187
Interest-bearing	136,694	142,782
Total deposits	146,715	155,969
Accrued interest payable	1,503	1,983
Other accrued liabilities	162	297
Other borrowings	1,833	1,318
Total other liabilities	3,498	3,598
Total liabilities	150,213	159,567
SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 3,000,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 10,000,000 shares authorized, 3,260,368 shares issued and outstanding at June 30, 2002 and December 31, 2001	16,054	16,054
Accumulated deficit	(4,143)	(4,365)
Accumulated other comprehensive income, net of tax	(27)	108
Total shareholders’ equity	11,884	11,797
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$162,097	$171,364

See accompanying notes to these financial statements.

PACIFICA BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except for per share data)	2002	2001	2002	2001
INTEREST INCOME
Loans, including fees	$2,121	$2,686	$4,147	$5,460
Investments and interest-bearing deposits	477	455	903	942
Federal funds sold	14	37	27	88
Total interest income	2,612	3,178	5,077	6,490
INTEREST EXPENSE
Deposits	1,092	1,858	2,306	3,661
Borrowings	28	2	49	6
Total interest expense	1,120	1,860	2,355	3,667
NET INTEREST INCOME	1,492	1,318	2,722	2,823
PROVISION FOR LOAN LOSSES	(500)	950	(500)	1,794
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,992	368	3,222	1,029
NONINTEREST INCOME
Loan commissions and other related income	232	183	433	280
Service fees	31	26	53	54
Other income	104	106	199	212
Gain on sale of securities and derivatives	28	1,238	28	1,662
Total noninterest income	395	1,553	713	2,208
NONINTEREST EXPENSES
Salaries and employee benefits	1,163	808	2,249	1,662
Occupancy and equipment	299	216	590	433
Other expenses	444	478	874	894
Total noninterest expenses	1,906	1,502	3,713	2,989
INCOME BEFORE INCOME TAXES	481	419	222	248
INCOME TAXES	—	—	—	—
NET INCOME	$481	$419	$222	$248
Net income per share of common stock:
Basic	$0.15	$0.13	$0.07	$0.08
Diluted	$0.14	$0.11	$0.06	$0.07
Weighted average number of shares outstanding:
Basic	3,260,368	3,265,608	3,260,368	3,264,745
Diluted	3,367,839	3,670,641	3,424,125	3,666,419

See accompanying notes to these financial statements.

PACIFICA BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$222	$248
Adjustments to reconcile net income to net cash flows from operating activities
Provision for loan losses	(500)	1,794
Net amortization (accretion) of securities	69	(25)
Realized (gain)/loss on sale of available-for-sale securities, net	(28)	(899)
Realized (gain)/loss on sale of derivatives	—	(763)
Federal Home Loan Bank stock dividends	(8)	(9)
Depreciation	223	217
Changes in operating assets and liabilities
Interest receivable	247	(16)
Other assets	31	(31)
Interest payable	(480)	459
Other liabilities	(79)	(15)
Net cash flows from operating activities	(303)	960
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing deposits in banks	50	(293)
Purchases of available-for-sale investment securities	(30,005)	(32,392)
Proceeds from sales, maturities and principle payments of available-for-sale securities	42,765	34,082
Proceeds from sale of derivatives	—	763
Net change in loans made to customers	(5,590)	(11,363)
Additions to premises and equipment	(706)	(271)
Net cash flows from investing activities	6,514	(9,474)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in noninterest-bearing deposits	(3,166)	707
Increase (decrease) in interest-bearing deposits	(6,088)	19,412
Increase (decrease) in other borrowings	515	234
Proceeds from sale of common stock	—	37
Net cash flows from financing activities	(8,739)	20,390
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,528)	11,876
CASH AND CASH EQUIVALENTS, beginning of period	31,356	12,429
CASH AND CASH EQUIVALENTS, end of period	$28,828	$24,305
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$2,835	$3,208

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

NOTE 1.  BASIS OF PRESENTATION

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial condition and the results of operations for the interim periods included herein have been made.  Operating results for the three months and six months ended June 30, 2002 are not necessarily indicative of the results to be anticipated for the year ending December 31, 2002.  Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.  For additional information, refer to the audited financial statements and notes thereto included in Pacifica’s annual report on Form 10-KSB for the year ended December 31, 2001.

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

NOTE 4.  RECOVERY ON CHARGED-OFF CREDIT

In October 2001, the Company filed a bond claim of approximately $2.5 million with its insurance company in connection with a previously charged-off credit.  During the second quarter of 2002, the Company reached a partial release and assignment agreement with the insurance company and received a payment of  $887,000.  There is no assurance that the Company will be able to collect any additional payments on this claim from the insurance company.

NOTE 5.  PREFERRED STOCK ISSUANCE

In an effort to raise new capital and provide continued growth, the Company is in the process of offering up to 8,000 shares of a combination of Series A-1 Perpetual Cumulative Preferred Stock and Series A-2 Five-Year Cumulative Mandatory Redeemable Preferred Stock (the “Series A Preferred”), at $1,000 per share, in a private placement to accredited investors, sophisticated investors, and non-U.S. persons. The Series A-1 Perpetual Cumulative Preferred Stock pays an initial annual cash dividend of 9.8% adjusted bi-annually to the equivalent of the current U.S. 30-year Treasury Bond yield + 400 basis points. The Series A-2 Five-Year Cumulative Mandatory Redeemable Preferred Stock pays an initial annual cash dividend of 8.8% adjusted bi-annually to the equivalent of the current U.S. 30-year Treasury Bond yield + 300 basis points. The first bi-annual adjustment will occur in January 2003. The Series A Preferred Stock will be entitled to receive a liquidation amount equal to the original purchase price, plus any accrued but unpaid dividends. Neither class of Series A Preferred are entitled to voting privelages, excpet for certain matters relating to the Company’s Articles of Incorporation. The limited life preferred stock will be accounted for as subordinated debt while the perpetual preferred stock will be accounted for as equity capital. The Company closed $250,000 in sales of its Series A-1 preferred stock and $1.4 million in Series A-2 preferred stock offering in July 2002.  The Company anticipates that the proceeds of this offering will be applied to contribute to the Bank’s capital, to pay the currently outstanding advances on the Company’s commercial line of credit, to reserve for the first two-years’ dividends due on the Series A Preferred Stock, and to provide for future acquisition and growth opportunities.

PACIFICA BANCORP, INC.

ITEM 2  .MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Pacifica’s main office, from which it conducts both banking and mortgage operations and administrative functions, is located in the central business district of Bellevue, Washington, approximately 10 miles from Seattle.  Pacifica’s Seattle office, where its banking and mortgage operations reside, was opened in December 2001 and is located in the downtown/International District of Seattle.  The Company’s primary market area is King County, Washington, and the Company also attracts customers from greater Seattle and communities along the I-5 corridor from Everett to Tacoma, Washington.  Pacifica’s market area has undergone significant business diversification, and the regional economy has generally experienced strong growth and stability through 2000, although a distinct slowdown in the regional economy occurred in 2001 and continued through the first six months of 2002.  The region’s growth and recovery is expected to be slow through 2002 and into 2003.

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

Supervisory Directive

As the result of a recent examination by the FDIC and the Washington State Department of Financial Institutions, Division of Banks (the “Department”), the Bank is subject to a Supervisory Directive dated March 27, 2002. The Supervisory Directive addresses a number of issues related to our growth and loan quality, by

•                    temporarily limiting the Bank’s ability to pay dividends to the bank holding company other than those necessary to service existing holding company debt;

•                  temporarily limiting the Bank’s maximum asset size to $180 million;

•                    requiring our Tier 1 Leverage Capital ratio to be maintained at a level that would be typically required for a de novo bank (a newly chartered bank with less than five years of operations); and

•                  requiring the Bank to reduce classified loans by a specified amount before December 31, 2002.

The regulators have informed us that the Supervisory Directive would remain in place until we have met the requirements of the directive, including but not limited to reduction of classified loans as stated above. The Board of Directors and the management have set a goal to meet the requirements of the Supervisory Directive by the end of 2002.  Management has prepared action plans, formed an Asset Quality Committee, and has taken other steps to improve credit quality, monitor capital ratios, maximize earnings, and promote stability.  For the second quarter of 2002, the Bank’s Tier 1 Leverage Capital ratio exceeded the level required for a de novo bank.  We have reduced the amount of classified assets identified by the FDIC as of September 30, 2001 by 33% and have met the requirements set forth in the Supervisory Directive regarding classified assets for July 31, 2002.  All other requirements that need to be met as of July 31, 2002 have been met.

We expect our rate of growth to slow from the high rate experienced in the first three years of operations, as our focus shifts to improving asset quality, increasing earnings and growing capital. We do not expect the limitations of the Supervisory Directive to reduce our ability to achieve our planned rate of growth in 2002.

We intend to grow our total assets to $180 million by year-end 2002.  We anticipate adding approximately $25 million in loans, with $15 million to be funded by new deposits and $10 million from our existing investment portfolio.  The Company hired new lending officers and expanded its office presence into Seattle, which has increased loan volume.

Preferred Stock

In order to provide for continued growth of the Company, Pacifica’s management has considered various ways to raise new capital, including the issuance of preferred stock and/or trust preferred securities.  The  Company is currently in the process of offering up to 8,000 shares of a combination of Series A-1 Perpetual Cumulative Preferred Stock and Series A-2 Five-Year Cumulative Mandatory Redeemable Preferred Stock (the “Series A Preferred”), at $1,000 per share, in a private placement to accredited investors, sophisticated investors, and non-U.S. persons.  The Series A-1 Perpetual Cumulative Preferred Stock pays an initial annual cash dividend of 9.8% adjusted bi-annually to the equivalent of the current U.S. 30-year Treasury Bond yield + 400 basis points. The Series A-2 Five-Year Cumulative Mandatory Redeemable Preferred Stock pays an initial annual cash dividend of 8.8% adjusted bi-annually to the equivalent of the current U.S. 30-year Treasury Bond yield + 300 basis points. The first bi-annual adjustment will occur in January 2003. The Series A Preferred Stock will be entitled to receive a liquidation amount equal to the original purchase price, plus any accrued but unpaid dividends. Neither class of Series A Preferred are entitled to voting privelages, excpet for certain matters relating to the Company’s Articles of Incorporation. The limited life preferred stock will be accounted for as subordinated debt while the perpetual preferred stock will be accounted for as equity capital. The Company closed $250,000 in sales of its Series A-1 preferred stock and $1.4 million in Series A-2 preferred stock offering in July 2002.  The Company anticipates that the proceeds of this offering will be applied to contribute to the Bank’s capital, to pay the currently outstanding advances on the Company’s commercial line of credit, to reserve for the first two-years’ dividends due on the Series A Preferred Stock, and to provide for future acquisition and growth opportunities.

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

Net Income

Average earning assets grew to $161.1 million for the second quarter of 2002, up 4% from $154.6 million for the same period of 2001.  During the quarter ended June 30, 2002, net interest margin increased to 3.70%, as compared to 3.41% for the same period of 2001.  In addition, we reduced our allowance for loan losses by $500,000 as of June 30, 2002 to lower the amount of excess reserve in the allowance account.  Pacifica reported a net income of $481,000, or $0.14 per diluted share for the second quarter of 2002, up 15% from a net income of $419,000 or $0.11 per diluted share for the same period of 2001.  The increase was due primarily to the reduction in allowance for loan loss reserve.

For the six months ended June 30, 2002, average earning assets increased by 10% to  $163.0 million, from $148.6 million for the same period of 2001. During the six months ended June 30, 2002, net interest margin decreased to 3.33%, as compared to 3.80% for the same period of 2001.  Net income was $222,000, or $0.06 per diluted share for the first six months of 2002, down 10% from a net income of $248,000 or $0.07 per diluted share for the same period of 2001. The decrease was due primarily to the lower net interest margin and the loss resulting from the early stage operations and office expansions of Pacifica Mortgage and the Bank’s Seattle Office. As a result, occupancy and equipment expenses were much higher in the first six months of 2002 than the same period of last year due to the increases in lease payments and depreciation expenses. On the other hand, lower than expected loan production has generated less mortgage fee income and interest income from the Bank than anticipated in the first six months of 2002.  The Company has recently hired an executive with over 25 years of management experience in the mortgage lending industry as the new president of Pacifica Mortgage.  The Company has experienced loan growth due to the addition of new loan officers. Management is currently working to add more members to its lending team to increase loan production.

Net Interest Income

Abbreviated average balance sheet and net interest income data for the periods are shown below:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in thousands)	2002	2001	$ Change	% Change	2002	2001	$ Change	% Change
Loans	$106,974	$116,176	$(9,202)	-8%	$106,827	$112,434	$(5,607)	-5%
Interest-bearing deposits in other banks	21,791	19,336	2,455	13%	21,809	14,910	6,899	46%
Investments	29,010	15,461	13,549	88%	31,060	17,440	13,620	78%
Federal funds sold	3,061	3,402	(341)	-10%	3,094	3,551	(457)	-13%
Federal Home Loan Bank stock	277	259	18	7%	275	257	18	7%
Total interest-earning assets	161,113	154,634	6,479	4%	163,065	148,592	14,473	10%

Total noninterest-earning assets	2,728	3,068	(340)	-11%	2,623	3,505	(882)	-25%
Total assets	$163,841	$157,702	$6,139	4%	$165,688	$152,097	$13,591	9%

Interest-bearing deposits	$137,031	$128,575	$8,456	7%	$138,119	$123,481	$14,638	12%
Other borrowed funds	2,078	231	1,847	800%	1,870	256	1,614	630%
Total interest-bearing liabilities	139,109	128,806	10,303	8%	139,989	123,737	16,252	13%

Noninterest-bearing deposits	11,553	10,431	1,122	11%	12,209	9,683	2,526	26%
Other noninterest-bearing liabilities	1,803	2,870	(1,067)	-37%	1,961	2,831	(870)	-31%
Stockholders’ equity	11,376	15,595	(4,219)	-27%	11,529	15,846	(4,317)	-27%
Total liabilities and stockholders’ equity	$163,841	$157,702	$6,139	4%	$165,688	$152,097	$13,591	9%

Total interest income	$2,612	$3,178	$(566)	-18%	$5,077	$6,490	$(1,413)	-22%
Total interest expense	1,120	1,860	(740)	-40%	2,355	3,667	(1,312)	-36%
Net interest income	$1,492	$1,318	$174	13%	$2,722	$2,823	$(101)	-4%

Net interest margin	3.70%	3.41%			3.33%	3.80%

Net interest income is the difference between total interest income and total interest expense. Changes in net interest income are affected by several factors, including changes in average balances of earning assets and interest-bearing liabilities, changes in rates on earning assets and rates paid for interest-bearing liabilities, and the level of noninterest-bearing deposits and shareholders’ equity.  Pacifica’s earning assets accounted for 99% of its total assets as of June 30, 2002 and at year-end 2001. Loans are the highest-yielding component of Pacifica’s earning assets.  Loans averaged 65% of Pacifica’s total earning assets during the second quarter and the first six months of 2002, compared to 74% in the same periods of 2001.  Pacifica does not expect the yield spread to change significantly as a result of the Pacifica Mortgage operations since it currently originates primarily single-family mortgage loans and the loans are brokered to other servicing agents with fees being paid to Pacifica Mortgage.  Revenue source for Pacifica Mortgage is presently fee income only.

Net interest income for the second quarter of 2002 increased by $174,000, or 13%, to $1.5 million, compared to $1.3 million in the second quarter of 2001.  The increase in net interest income reflects the effect of the repricing of time certificates of deposit to a lower average rate over time.  On a percentage basis, interest-earning assets increased less than interest-bearing liabilities during the second quarter of 2002.  Compared with the second quarter of 2001, average earning assets increased approximately $6.5 million, or 4%, to $161.1 million while average interest-bearing liabilities increased $10.3 million, or 8%, to $139.1 million for the second quarter of 2002.  However, due to the repricing of certificate of deposits to lower interest rates, total interest expense decreased by $740,000, or 40%, during the second quarter of 2002 as compared to the same period of 2001.

Net interest income for the first six months of 2002 decreased $101,000, or 4%, to $2.7 million, compared to $2.8 million in the same period of 2001.  The decrease in net interest income reflects the impact of rate changes on prime-based loans and the lag in repricing of time certificates of deposit. On a percentage basis, interest-earning assets increased less than interest-bearing liabilities during the first six months of 2002.  Compared with the same period of 2001, average earning assets increased approximately $14.5 million, or 10%, to $163.1million while average interest-bearing liabilities increased $16.3 million, or 13%, to $140 million for the first six months of 2002.  Given the current rate environment and the anticipated deployment of cash into loans and /or investments, we expect net interest margin and net interest income to increase slightly during the second half of 2002 as compared to the first six months of the year.

Net interest margin (net interest income divided by average earning assets) was 3.70% in the second quarter of 2002, compared with 3.41% for the same period of 2001. The increase in net interest margin reflects the positive effect of our efforts to lower the cost of deposits. However, the average yield on earning assets decreased to 6.48% during the second quarter of 2002 from 8.22% in the same period of 2001.  On the other hand, the average cost of interest-bearing liabilities for the second quarter of 2002 decreased to 3.22% from 5.78% in the same period of 2001.

For the first six months of 2002, net interest margin decreased slightly to 3.33% from 3.80% for the same period in 2001.  The average yield on interest-earning assets decreased to 6.22% in the first six months of 2002, compared with 8.74% in the same period of 2001.  Meanwhile, the average cost of interest-bearing liabilities decreased to 3.36% during the first six months of 2002 from 5.93% for the same period of 2001.

The decrease in average yield on earning assets is primarily due to the 475 basis point decline during 2001 in short-term interest rates. Our interest-earning assets have been repricing more quickly than our interest-bearing liabilities and the effects to lower the cost of deposits have lagged the effect of reduced loan and investment yields.  Over the course of last year and the first six months of 2002, Pacifica has lowered its cost of deposits, resulting in a positive impact on our net interest margin. At June 30, 2002, Pacifica had $92.0 million in time certificates of deposits.  Approximately $35.2 million of those time deposits are expected to reprice in the third quarter of this year.  Management believes this will continue to improve our net interest margin.

Average loans (net of deferred loan fees) were approximately $107 million in the second quarter of 2002, down $9.2 million from $116.2 million for the same period of 2001.  Yield on the loan portfolio (net of deferred loan fees) averaged 7.93% in the second quarter of 2002, compared to 9.25% in the same period of 2001.  For the six months ended June 30, 2002, average loans (net of deferred loan fees) were approximately $106.8 million, down $5.6 million from $112.4 million for the same period of 2001.  Yield on the loan portfolio (net of deferred loan fees) averaged 7.76% in the six months ended June 30, 2002, compared to 9.71% in the same period of 2001.

The decrease in loan yield is consistent with the drop in interest rates.  In addition, our deposits tend to reprice slower than our loans. During the second quarter of 2002, average interest-bearing deposits were $137 million, an increase of $8.5 million, or 7%, from $128.6 million during the same period of 2001.  The cost of interest-bearing deposits decreased to 3.19% in the second quarter of 2002, from 5.78% for the second quarter of 2001.  For the six months ended June 30, 2002, average interest-bearing deposits were $138.1 million, an increase of $14.6 million compared to the same period of 2001.  The cost of interest-bearing deposits averaged 3.34% in the six months ended June 30, 2002, compared to 5.93% in the same period of 2001.

Income on interest-earning deposits, Federal Home Loan Bank stock and federal funds sold totaled $111,000 and $220,300, respectively, for the second quarter and the six months ended June 30, 2002, an increase of $143,900 and $235,300 when compared to the same periods of 2001.  The average yields on investments were 5.19% and 4.55%, respectively, for the second quarter and the first six months of 2002, as compared to 6.15% and 6.59% for the same periods of 2001.

To a large extent, the asset yields and cost of funds reflect the level of interest rates as set by the Federal Reserve Board and the competitive nature of the financial services industry. Currently, Pacifica’s assets tend to track the prime rate and reprice more quickly than its liabilities. Therefore, net interest margin usually increases in a rising interest rate environment.  In contrast, Pacifica may experience decreasing net interest income as a result of “rate squeeze” caused by this same principle in periods of falling interest rates.  Management continually monitors Pacifica’s mix of interest-earning assets and interest-bearing liabilities and may use other financial instruments to maintain an appropriate balance.

Noninterest Income

Noninterest income decreased by $1.2 million to $395 million in the second quarter of 2002, compared with $1.6 million for the same period in 2001.  For the first six months of 2002, noninterest income decreased by $1.5 million, or 68%, to $713,000 as compared to $2.2 million in the same period of 2001.  The decreases were due primarily to the $1.2 million and $1.7 million gains on sale of investment securities and derivatives during the second quarter and the first six months of 2001, respectively.  Loan commissions and other related income from Pacifica Mortgage totaled $232,000 and $433,000 for the second quarter and the first six months of 2002, respectively, an increase of 27% and 55%, respectively, as compared to the same periods of 2001.  International banking service fee income increased while certain other fee income decreased due to the decrease in the occurrence of transactions

Noninterest Expense

Noninterest expense increased $404,000, or 27%, for the second quarter of 2002 to $1.9 million, and $724,000, or 24%, to $3.7 million for the first six months of 2002, compared with the same periods in 2001.  The increases resulted primarily from the additional personnel costs and other expenses associated with Pacifica’s growth and the operations of Pacifica Mortgage and the Bank’s Seattle Office.

Salaries and employee benefits expense were approximately $1.2 million and $2.2 million for the second quarter and first six months of 2002, respectively,  up $355,000 or 44%, and $587,000, or 35%, from the same periods of 2001.  The increases were primarily results of the growth in the number of employees attributed to the expansion of Pacifica Mortgage and the opening of the Bank’s Seattle Office. Pacifica had 69 full-time equivalent employees at June 30, 2002, compared with 51 full-time equivalent employees at June 30, 2001.

Occupancy and equipment expense was $299,000 for the second quarter of 2002 and $590,000 for the first six months of 2002, up $83,000 (38%) and $157,000 (36%), respectively, from the same periods in 2001. The increase in occupancy and equipment expense was due primarily to the increase in building lease expense. Pacifica leased additional office space in Bellevue in March and August of 2001 and opened the Seattle Office in December 2001. With the new office in Seattle, we expect occupancy and equipment expense to increase in 2002 as compared to last year.

Total other expenses were $444,000 in the second quarter of 2002 and $874,000 for the first six months of 2002, down $34,000 (7%) and $20,000 (2%), respectively, from the same periods in 2001. The decreases are due primarily to our continued efforts in controlling costs and the lack of organizational costs associated with the branch formation in 2002.

Analysis of Financial Condition

During the first six months of 2002, management continued to focus on credit quality and credit administration.  At June 30, 2002, Pacifica had assets of $162.1 million, a decrease of $9.3 million, or 5%, from $171.4 million at December 31, 2001. Shareholders’ equity was $11.9 million at June 30, 2002, up $87,000, or 1%, from $11.8 million at December 31, 2001.  Net loans increased $5.2 million, or 5%, to $107.6 million at June 30, 2002 from $102.3 million at December 31, 2001. The Company’s investment portfolio decreased $13 million, or 38%, to $21.3 million at June 30, 2002 from $34.3 million at December 31, 2001.  Deposits decreased 6% to $146.7 million at June 30, 2002 from $156 million at December 31, 2001.

Annualized return on average assets (ROA) was 1.17% and 0.27% for the second quarter and the first six months of 2002, respectively, compared to 1.06% and 0.33% for the same periods in 2001.  Annualized return on average stockholders’ equity (ROE) was 16.91% and 3.85% for the second quarter and the first six months of 2002, respectively, compared to 10.75% and 3.13% for the second quarter of 2001.  The improvements in ROA and ROE were due primarily to the $500,000 reduction of the excess funds in the allowance for loan loss reserve account. The Company’s average equity to average assets ratio was 6.94% and 9.89%, respectively, for the quarters ended June 30, 2002 and 2001.  Average equity to average assets ratio was 6.96% and 10.42%, respectively, for the first six months ended June 30, 2002 and 2001.

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

The following table shows the amortized cost and estimated fair value of securities available-for-sale at the dates indicated:

	December 31, 2001
(Dollars in thousands)	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Available-for-Sale Securities
U.S. Government agencies	$25,597	$76	$—	$25,673
Mortgage-backed securities	7,416	88	—	7,504
Total investment securities	$33,013	$164	$—	$33,177

	June 30, 2002
(Dollars in thousands)	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Available-for-Sale Securities
U.S. Government agencies	$13,405	$—	$(15)	$13,390
Mortgage-backed securities	6,808	—	(26)	6,782
Total investment securities	$20,213	$—	$(41)	$20,172

In addition, during the first quarter of 2002, Pacifica Bancorp, Inc., the bank holding company, down streamed $920,000 to the Bank as additional investments in the Bank.

Lending Activities

Loan Portfolio Composition. Pacifica originates a wide variety of loans to small and medium sized businesses and individuals.  The following table sets forth the loan portfolio composition by type of loan at the dates indicated:

	June 30, 2002		December 31, 2001
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial and industrial loans	$45,132	40%	$41,673	39%
Real estate - construction	21,458	19%	26,071	25%
Real estate - mortgage	43,753	39%	35,864	33%
Consumer and other	1,630	2%	2,665	3%
	111,973	100%	106,273	100%
Less deferred loan fees	(426)	0%	(395)	0%
Total loans	$111,547	100%	$105,878	100%

At June 30, 2002, total loans increased by $5.7 million, or 5%, to $111.6 million from $105.9 million at year-end 2001.  Increases in commercial loans and real estate mortgage loans contributed to the majority of the increase.  Commercial loans increased $3.5 million, or 8%; real estate mortgage loans increased $7.9 million, or 22%, mainly as a result of new originations while real estate construction loans decreased $4.6 million, or 18%, and consumer and other loans decreased $1 million, or 39%, due to loan payoffs.  The growth in loans was funded by cash and cash equivalents and investments.

Pacifica’s commercial loan portfolio includes loans to businesses in the manufacturing, wholesale, retail, service, agricultural, and construction industries, primarily located in western Washington.  As of June 30, 2002, there was no significant concentration of loans to any particular group of customers engaged in similar activities and having similar economic characteristics.  However, due to the limited scope of Pacifica’s primary market area, a substantial geographic concentration of credit risk exists and, as a result, localized economic downturns can be expected to have a more pronounced effect on Pacifica than they might with a similar but more geographically diversified business.

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

Management monitors delinquencies closely.  Loan loss reserve calculations, the status of classified loans and the delinquencies are reported to the Board of Directors and the Bank’s loan committee monthly.  In addition, regulatory agencies, such as the FDIC, the Department and the SEC, as an integral part of their examination process, periodically review the estimated losses on loans.  Such agencies may require Pacifica to adjust the allowance for loan losses based on their judgment about information available to them at the time of their examination.

The relatively young age of Pacifica’s loan portfolio makes it difficult to determine the degree of loss that ultimately may reside in its loan portfolio.  Management has made provisions for loan losses aimed at maintaining a reasonable reserve against outstanding loans.  Management anticipates additional provisions for loan losses will be made in the future as the loan portfolio matures and the expected growth continues.  Changes in economic conditions may also warrant increasing provisions for loan losses.  Pacifica periodically utilizes professional external loan reviews performed by independent consultants to help evaluate the loan portfolio.

While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.

Pacifica’s loan loss analysis procedure emphasizes early detection of loan losses.  The Company significantly increased its allowance for loan losses through additional provisions during 2001, and no additions to the allowance for loan losses were made during the second quarter or first six months of 2002.  The Company has significantly reduced the amount of its classified assets during the first six months of 2002 from December 31, 2001.  Based on an analysis of its allowance for loan losses, management believes there is excess reserve in the allowance for loan losses, and therefore transferred $500,000 out of the allowance for loan losses during the second quarter of 2002.  At June 30, 2002, the allowance for loan losses was $4.0 million, or 3.58% of total loans, compared to $3.5 million, or 3.33% of total loans, at December 31, 2001. The $466,000 increase from year-end 2001 represents recoveries from charged off credits as discussed below and the transfer of excess funds out of the allowance account.  Management believes the current balance of the allowance for loan losses is adequate to provide against current potential loss.

During the first six months of 2002, the Company collected $966,000 from loan loss recoveries, of which, $887,000 represents a recovery from a bond claim. The Company filed a bond claim of approximately $2.5 million in October 2001 with its insurance company in connection with a previously charged-off credit.  During the second quarter of 2002, the Company reached a partial settlement agreement with the insurance company and received a payment of  $887,000.  There is no assurance that the Company will be able to collect any additional payments on this claim from the insurance company.

The following table sets forth information regarding changes in Pacifica’s allowance for loan losses:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2002	2001	2002	2000
Balance at beginning of period	$3,586	$2,150	$3,530	$1,306
Charge-offs	—	(1,100)	—	(1,100)
Recoveries	910	—	966	—
Provision for loan losses	(500)	950	(500)	1,794
Balance at end of period	$3,996	$2,000	$3,996	$2,000

Ratio of net charge-offs to average loans outstanding during the period	0.00%	0.95%	0.00%	0.98%

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

Nonperforming loans were $1.86 million, or 1.67% of total loans at June 30, 2002, compared to $478,000, or 0.45% of total loans as of December 31, 2001.  A $480,000 nonaccrual loan was rebooked during the second quarter and the successor loan is a classified loan but not a nonaccrual loan.  The nonperforming loans at June 30, 2002 were comprised of four loans ranging from $10,200 to $1.15 million. These loans were all commercial credits, representing different industries.  After quarter end, a $429,500 nonperforming loan was charged off in July 2002. We have been actively working to achieve a workout and collection plan on that loan.  Also, a commercial loan with a balance of $10,200 was paid off in July.

Potential problem loans are loans that are performing and are not nonaccrual, past due 90 days or more, or restructured, but about which there are significant doubts about the borrower’s ability to comply with the present repayment terms in the future and which later may be included in nonaccrual, past due, or restructured loans. At June 30, 2002, we had $5.5 million in potential problem loans, including $1.9 million in impaired loans, down 30% and 47%, respectively, from December 31, 2001, at which time we had $7.8 million in potential problem loans, including $3.6 million in impaired loans.  Of the potential problem loans at year-end 2001, $1.2 million was collected and $1.4 million was moved from impaired loans to nonaccrual status during the first six months of 2002.  The potential problem loans at June 30, 2002 were comprised of four credit relationships with outstanding balances ranging from $312,000 to $1.9 million.  One of the potential problem loans in the amount of $49,900 was subsequently charged off in July 2002 and another credit relationship in the amount of $1.8 million was classified as nonaccrual in August 2002.  A loan in the amount of $868,000 was downgraded to a potential problem loan in August 2002. Management anticipates the current level of potential problem loans to improve in the following quarters as we continue our efforts to achieve the workout plans with our customers.

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

Cash. Cash and cash equivalents at June 30, 2002 totaled $28.8 million, up 19% from $24.3 million at June 30, 2001.

Cash from (used by) Operating Activities.  Net cash used by operating activities totaled $303,000 in the first six months of 2002, down from net cash provided by operating activities of $960,000 in the same period of 2001.  This decrease was caused primarily by the $500,000 decrease in the allowance for loan losses and the $480,000 reduction in interest payable.

Cash from (used by) Investing Activities.  Net cash provided by investing activities was $6.5 million during the first six months of 2002, as compared to net cash used by investing activities of $9.5 million in the same period of 2001.  Funding for new loans and securities for the first six months of 2002 primarily came from the sales, pay downs and maturities of securities.  This reflects management’s effort in reducing excess interest-bearing deposits.  In the first quarter of 2001, investing activities were centered in the loan growth of $11.4 million.

Cash from (used by) Financing Activities.  In the first six months of 2002, net cash used by financial activities totaled $8.7 million, down from net cash provided by financing activities of $20.4 million in the same period of 2001, as the result of a decrease in deposits of $9.3 million and an increase in borrowings of $515,000.  In the same period of 2001, funding from financing activities came mainly from interest-bearing deposit growth of $19.4 million.

Deposits

Pacifica seeks to attract deposits in its primary market area by pricing its products competitively and delivering quality service.  Pacifica offers various types of deposit accounts, including checking, savings, money market accounts and a variety of certificate of deposit accounts.

Total deposits decreased by 6% to $146.7 million at June 30, 2002, compared to $156 million at December 31, 2001.  Noninterest-bearing deposits decreased 24% to $10 million at June 30, 2002, from $13.2 million at December 31, 2001. During the same period, interest-bearing deposits also decreased $6.1 million, or 4%, to $136.7 million, with the reduction being attributable to Pacifica’s efforts to monitor our asset size and increase our loan-to-deposit ratio by reducing our time deposits.  We expect to grow our deposits by approximately $15 million before year-end 2002 to fund our intended loan growth.

Time deposits accounted for $92 million, or 67%, of the total interest-bearing deposits at June 30, 2002, down from $103.7 million, or 73% of the total interest-bearing deposits at December 31, 2001.  In comparison, money market deposits increased to $36.6 million, or 27% of the total interest-bearing deposits at June 30, 2002, from $33.3 million, or 23% of the total interest-bearing deposits at December 31, 2001, and NOW accounts increased to $7.6 million, or 6% of the interest-bearing deposits at June 30, 2002, from $5.6 million, or 4% of the interest-bearing deposits at December 31, 2001.

Borrowings

At June 30, 2002 and December 31, 2001, Pacifica had demand notes issued to the U.S. Treasury in the amount of zero and $247,000, respectively, down from $459,700 and $376,000 at June 30, 2001 and December 31, 2000, respectively, representing the Treasury Tax and Loan note balance.

In addition, Pacifica obtained a $3 million one-year revolving line of credit with an independent third party bank in September 2001.  The line of credit is collateralized by the Company’s Pacifica Bank stock and subject to certain restrictive covenants including, among others, requirements with regards to capital ratios, loan loss reserve ratios and lender’s prior approval on certain transactions. Interest on this line is at the bank’s prime rate plus 0.75% and is paid quarterly.  Borrowings under this line of credit totaled $1.8 million and $1.1 million at June 30, 2002 and December 31, 2001, respectively.

Pacifica Mortgage obtained a $5 million revolving line of credit with a federally chartered savings bank in February 2002.  The line of credit is used as a mortgage warehousing line to warehouse certain mortgage loans pending the sale of such loans, and is collateralized by such mortgage loans and related collateral.  The line of credit is guaranteed by the Company and is subject to certain restrictive covenants including, among others, requirements with regards to certain financial ratios and guarantor’s ownership interest in Pacifica Mortgage. Interest on this line is at the bank’s prime rate with a floor of 6%.  Pacifica Mortgage did not have any outstanding balance on this line as of June 30, 2002.

Under the accounting principals generally accepted in the United States of America and the reporting guidelines of the Federal Reserve Board, the Company’s limited life Series A-2 Preferred Stock is accounted for as subordinated debt while the perpetual Series A-1 Preferred Stock is accounted for as equity capital. The Company closed the sale of $1.4 million from its Series A-2 Five-Year Cumulative Preferred Stock in July 2002.

Capital

Pacifica’s shareholders’ equity at June 30, 2002 was $11.9 million, up 1% from $11.8 million at December 31, 2001.  Shareholders’ equity was 7% of total assets at June 30, 2002 and December 31, 2001.

The primary reason for the increase in the Company’s shareholders’ equity since December 31, 2001 was the net income for the first six months.  The accumulated deficit decreased from $4.4 million at year-end 2001 to $4.1 million as of June 30, 2002 due primarily to a net income of $222,000 for the first six months of 2002.  Accumulated other comprehensive income (loss) was ($27,000) as of June 30, 2002 and $108,000 at December 31, 2001.  The ($135,000) change represents an increase in unrealized loss on available-for-sale securities, net of tax effect.

Capital Ratios

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

The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.  The Supervisory Directive discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” requires Pacifica Bank’s Tier 1 Leverage Capital ratio to be maintained at a level that would be typically required for a de novo bank (a newly chartered bank with less than five years of operations). Banks with capital ratios below the required minimum are subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.  For the second quarter of 2002, the Bank’s Tier 1 Leverage Capital ratio exceeded the level required for a de novo bank.

The FDIC has established qualifications necessary to be classified as a well-capitalized bank, primarily for assignment of FDIC insurance premium rates. The following table sets forth the current regulatory requirements for capital ratios that are applicable to Pacifica, compared with Pacifica’s capital ratios at dates indicated. The table illustrates that Pacifica’s capital ratios exceeded the regulatory capital requirements and qualified as “well-capitalized” at June 30, 2002 and December 31, 2001.

			June 30, 2002		December 31, 2001
Capital Ratios	Regulatory Minimum	To Be Well Capitalized	Pacifica’s Actual Ratio	The Bank’s Actual Ratio	Pacifica’s Actual Ratio	The Bank’s Actual Ratio

Tier I Capital to Risk-Weighted Assets Ratio	4.00%	6.00%	9.72%	11.02%	9.82%	10.18%
Total Capital to Risk-Weighted Assets Ratio	8.00%	10.00%	11.00%	12.30%	11.09%	11.45%
Leverage ratio	4.00%	5.00%	7.27%	8.24%	6.82%	7.06%

Market for Common Equity

Pacifica’s stock is restricted and is not listed on any exchange or traded on the over-the-counter market.  No broker makes a market in Pacifica’s common stock, and sales are minimal.  Due to the limited information available, the following price information may not accurately reflect the actual market value of Pacifica’s shares.  The following are the high and low sales prices for Pacifica’s stock between individual investors, for transactions known to Pacifica, during the past six quarters.

	2002		2001
	High	Low	High	Low
First quarter	$6.00	$5.50	$10.00	$9.25
Second quarter	8.00	5.00	10.00	10.50
Third quarter			11.05	9.00
Fourth quarter			11.00	8.00

Capital Expenditures and Commitments.

The Company had no material capital expenditures or commitments at June 30, 2002.

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

At June 30, 2002, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2001. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” referenced in the Company’s annual report on Form 10-KSB for the year ended December 31, 2001.

PACIFICA BANCORP, INC.

PART II – OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

On May 28th, 2002, the Annual Shareholders’ Meeting was held in Bellevue, Washington. The following are the results of the matters voted upon:

(a)          Election of  “Class 1 Directors” to serve a three year term on the Company’s Board

Class 1 Directors – term expires with 2002 annual meeting:

Mark P. Levy

George J. Pool

Mark W. Weber

Votes for -	2,105,911
Votes against -	2,400
Votes abstaining -	1,000

(b)         Approval of an increase of 200,000 in the number of authorized shares under the Company’s employee stock option plan.

Votes for -	2,012,031
Votes against -	65,200
Votes abstaining -	32,080

Item 6.    Exhibits and Reports on Form 8-K

(a)          Exhibits

11     - Computation of per share earnings

99.1  - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2  - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K

Pacifica did not file any reports on Form 8-K during the first six months of 2002.

PACIFICA BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFICA BANCORP, INC.

Date:	August 12, 2002	By	/s/ Jeffery C. Low
Jeffery C. Low
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2002	By	/s/ John D. Huddleston
John D. Huddleston
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)