Form 10-Q
period 2002-09-30
PACIFICA BANCORP INC
filed 2002-11-15
CIK 1133862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 000-32385

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

Yes ☒          No ☐

The number of shares outstanding of the issuer’s classes of common equity as of October 31, 2002:

3,260,368 shares of Common Stock

-i-

PACIFICA BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2002	December 31, 2001
(Dollars in thousands)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$3,261	$2,559
Interest-bearing cash	27,677	25,497
Federal funds sold	2,935	3,300
Total cash and cash equivalents	33,873	31,356
Interest-bearing deposits in other banks	906	857
Securities available-for-sale, at fair value	14,731	33,177
Federal Home Loan Bank stock, at cost	135	273
Total investments	15,772	34,307
Loans	111,779	105,878
Less allowance for loan losses	(3,470)	(3,530)
Total loans, net	108,309	102,348
Premises and equipment, net	2,678	2,126
Accrued interest receivable	658	994
Other	1,190	233
Total other assets	4,526	3,353
TOTAL ASSETS	$162,480	$171,364
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$14,395	$13,187
Interest-bearing	132,864	142,782
Total deposits	147,259	155,969
Accrued interest payable	1,239	1,983
Other accrued liabilities	134	297
Other borrowings	290	1,318
Total other liabilities	1,663	3,598
Mandatory redeemable preferred stock	1,550	—
Total liabilities	150,472	159,567
SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 3,000,000 shares authorized; 1,800 shares issued and outstanding, 250 shares accounted for as equity and 1,550 shares as liabilities	250	—
Common stock, no par value, 10,000,000 shares authorized, 3,260,368 shares issued and outstanding at September 30, 2002 and December 31, 2001	16,054	16,054
Accumulated deficit	(4,312)	(4,365)
Accumulated other comprehensive income, net of tax	16	108
Total shareholders’ equity	12,008	11,797
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$162,480	$171,364

See accompanying notes to these consolidated financial statements.

PACIFICA BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except for per share data)	2002	2001	2002	2001
INTEREST INCOME
Loans, including fees	$2,157	$2,553	$6,304	$8,013
Investments and interest-bearing deposits	295	499	1,198	1,441
Federal funds sold	12	27	39	115
Total interest income	2,464	3,079	7,541	9,569
INTEREST EXPENSE
Deposits	994	1,829	3,300	5,490
Borrowings	17	6	66	12
Mandatory redeemable preferred stock	25	—	25	—
Total interest expense	1,036	1,835	3,391	5,502
NET INTEREST INCOME	1,428	1,244	4,150	4,067
PROVISION FOR LOAN LOSSES	(103)	1,459	(603)	3,253
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,531	(215)	4,753	814
NONINTEREST INCOME
Loan commissions and other related income	291	138	724	418
Service fees	34	27	87	81
Other income	92	94	291	306
Gain on sale of securities and derivatives	15	42	43	1,704
Total noninterest income	432	301	1,145	2,509
NONINTEREST EXPENSES
Salaries and employee benefits	1,192	937	3,441	2,599
Occupancy and equipment	349	261	939	694
Other expenses	587	421	1,461	1,315
Total noninterest expenses	2,128	1,619	5,841	4,608
INCOME (LOSS) BEFORE INCOME TAXES	(165)	(1,533)	57	(1,285)
INCOME TAXES	—	—	—	—
NET INCOME (LOSS)	$(165)	$(1,533)	$57	$(1,285)
Less accrued preferred stock dividends	(4)	—	(4)	—
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(169)	$(1,533)	$53	$(1,285)
Net income (loss) per share available to common shareholders:
Basic	$(0.05)	$(0.47)	$0.02	$(0.39)
Diluted	$(0.05)	$(0.47)	$0.02	$(0.39)
Weighted average number of shares outstanding:
Basic	3,260,368	3,273,947	3,260,368	3,267,846
Diluted	3,260,368	3,273,947	3,341,164	3,267,846

See accompanying notes to these consolidated financial statements.

PACIFICA BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$57	$(1,285)
Adjustments to reconcile net income (loss) to net cash flows from operating activities
Provision for loan losses	(603)	3,253
Net amortization (accretion) of securities	47	12
Realized (gain)/loss on sale of available-for-sale securities, net	(43)	(941)
Realized (gain)/loss on sale of derivatives	—	(763)
Federal Home Loan Bank stock dividends	(12)	(13)
Depreciation	345	312
Changes in operating assets and liabilities
Accrued interest receivable	336	164
Other assets	(957)	(223)
Accrued interest payable	(744)	55
Other liabilities	(119)	(24)
Net cash flows from operating activities	(1,693)	547
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing deposits in banks	(49)	(297)
Purchases of available-for-sale investment securities	(36,980)	(74,887)
Proceeds from sales, maturities and principal payments of available-for-sale securities	55,282	50,475
Proceeds from sale of derivatives	—	763
Proceeds from redemption of Federal Home Loan Bank stock	150	—
Net change in loans made to customers	(5,358)	(6,198)
Additions to premises and equipment	(897)	(450)
Net cash flows from investing activities	12,148	(30,594)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in noninterest-bearing deposits	1,208	7,452
Increase (decrease) in interest-bearing deposits	(9,918)	27,359
Increase (decrease) in other borrowings	(1,028)	1,156
Proceeds from sale of mandatory redeemable preferred stock	1,550	—
Proceeds from sale of perpetual preferred stock	250	—
Repurchase of common stock	—	(452)
Proceeds from sale of common stock	—	215
Net cash flows from financing activities	(7,938)	35,730
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,517	5,683
CASH AND CASH EQUIVALENTS, beginning of period	31,356	12,429
CASH AND CASH EQUIVALENTS, end of period	$33,873	$18,112
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$4,135	$5,447
Cash paid during the period for income taxes	$—	$100,000
Dividends on perpetual preferred stock to be paid in 2003	$4	$—

See accompanying notes to these consolidated financial statements.

PACIFICA BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pacifica Bancorp, Inc. (“Pacifica” or the “Company”) is a bank holding company with two subsidiaries, Pacifica Bank (the “Bank”) and Pacifica Mortgage Company (“Pacifica Mortgage”).  The Company was organized under the laws of the State of Washington in October 2000 and is headquartered in Bellevue, Washington.

NOTE 1.  BASIS OF PRESENTATION

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial condition and the results of operations for the interim periods included herein have been made.  Operating results for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results to be anticipated for the year ending December 31, 2002.  Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.  For additional information, refer to the audited financial statements and notes thereto included in Pacifica’s annual report on Form 10-KSB for the year ended December 31, 2001.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank and Pacifica Mortgage.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

NOTE 4.   RECOVERY ON CHARGED-OFF CREDIT

In October 2001, the Company filed a bond claim of approximately $2.5 million with its insurance company in connection with a previously charged-off credit.  During the second quarter of 2002, the Company reached a partial release and assignment agreement with the insurance company and received a payment of  $887,000, which was credited to the allowance for loan losses.  During the third quarter of 2002, the Company settled the remainder of the claim with the insurance company for an additional $900,000, of which, $875,000 was credited to the allowance for loan losses and $25,000 was applied to offset a portion of the claim expenses in accordance with the claim settlement agreement.

NOTE 5.  PREFERRED STOCK ISSUANCE

In June 2002, the Company commenced an offering of up to 8,000 shares of its Series A Preferred Stock, designated as a combination of Series A-1 Perpetual Cumulative Preferred Stock (the “Perpetual Preferred”) and Series A-2 Five-Year Cumulative Mandatory Redeemable Preferred Stock (the “Limited Life Preferred”). The Series A Preferred Stock is being offered at $1,000 per share, in a private placement to accredited investors, sophisticated investors, and non-U.S. persons. The Perpetual Preferred pays an initial annual cash dividend of 9.8% adjusted bi-annually to the equivalent of the current U.S. 30-year Treasury Bond yield + 400 basis points. The Limited Life Preferred pays an initial annual cash dividend of 8.8% adjusted bi-annually to the equivalent of the current U.S. 30-year Treasury Bond yield + 300 basis points. The first bi-annual adjustment will occur in January 2003. The Series A Preferred Stock will be entitled to receive a liquidation amount equal to the original purchase price, plus any accrued but unpaid dividends. The Series A Preferred Stock is non-voting, except for certain matters relating to the Company’s Articles of Incorporation. The Limited Life Preferred is accounted for as subordinated debt while the Perpetual Preferred is accounted for as equity capital.

Through the third quarter of 2002, the Company had recieved subscriptions totalling $2.35 million from the offering of its Series A Preferred Stock: $350,000 in sales of its Perpetual Preferred and $2 million in Limited Life Preferred.  However, of this amount, subscriptions for $450,000 of its Limited Life Preferred and $100,000 of its Perpetual Preferred, were accepted subsequent to third-quarter end.

The Preferred Stock offering is currently suspended pending update of the Preferred Stock offering circular to include the third quarter 2002 financial results, and information regarding recent changes in management and organizational structure.  The Company is also evaluating its capital and funding needs to determine the actual amount of issuance.

The Company anticipates that the proceeds of its Series A Preferred Stock offering will be applied to contribute to the Bank’s capital, to pay the currently outstanding advances on the Company’s commercial line of credit, to reserve for the first two-years’ dividends due on the Series A Preferred Stock, and to provide for future growth opportunities.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standard (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, addresses financial accounting and reporting for the treatment of costs associated with exit or disposal activities.  This Statement improves financial reporting by requiring that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.  This Statement replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.  The provisions of this Statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The Company does not expect the Statement will result in a material impact on its financial position or results of operations.

Statement of Financial Accounting Standard (SFAS) No. 147, Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. The provisions of this Statement that relate to the application of the purchase method of accounting apply to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. This Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets.  In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets.  This Statement is effective for acquisitions for which the date of acquisition is on or after October 1, 2002.  The Company does not expect the Statement will result in a material impact on its financial position or results of operations.

PACIFICA BANCORP, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the unaudited condensed consolidated financial statements of Pacifica Bancorp, Inc. (“Pacifica” or the “Company”) and notes thereto presented elsewhere in this report.

Note regarding Forward-Looking Statements:  This Form 10-Q includes “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs and assumptions based on currently available information, and we have not undertaken to update these statements except as required by the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder.  Other than statements of historical fact regarding our financial position, business strategies and management’s plans and objectives for future operations are forward-looking statements.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” and “intend” and words or phrases of similar meaning, as they relate to Pacifica or management, are intended to help identify forward-looking statements.  Although we believe that management’s expectations as reflected in forward-looking statements are reasonable, we cannot assure readers that those expectations will prove to be correct.  Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements.  These risks and uncertainties include our ability to maintain or expand our market share or net interest margins, and to implement our marketing and growth strategies.  Further, actual results may be affected by our ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; general trends in the local, regional and national banking industry, and the events of September 11, 2001 and its aftermath, as well as any further similar events.  In addition, there are risks inherent in the banking industry relating to collectibility of loans and changes in interest rates.  Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in our other filings with the FDIC and the SEC. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations.

Overview

The Company is a bank holding company with two wholly-owned subsidiaries, Pacifica Bank (the “Bank”) and Pacifica Mortgage Company (“Pacifica Mortgage”).  The Company was organized under the laws of the State of Washington in October 2000 and became the parent company of the Bank on January 1, 2001 pursuant to a Plan and Agreement of Reorganization (the “Plan”).  Under the Plan, the Company issued 3,258,208 shares of common stock in exchange for all outstanding shares of the Bank’s stock (1,629,104 shares), using a 2-for-1 ratio.

Pacifica’s main office, from which it conducts both banking and mortgage operations and administrative functions, is located in the central business district of Bellevue, Washington, approximately 10 miles from Seattle.  Pacifica’s Seattle office was opened in December 2001 and is located in the downtown/International District of Seattle.  The Company’s primary market area is King County, Washington, and the Company also attracts customers from greater Seattle and communities along the I-5 corridor from Everett to Tacoma, Washington. Pacifica’s market area continues to feel the effects of the country’s overall economic slowdown and to experience high unemployment levels that are above the national averages.  The region is experiencing slow growth and recovery which is expected to continue into 2003.

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

Pacifica provides financial solutions and services for local and international business. We create value for our shareholders, customers and community through the dedicated, professional and innovative performance of our employees.  The Company continuously reviews products and services in order to provide its customers more service options and better quality. We successfully launched our Internet online banking service in December 2001 and we began offering Online Bill Pay service to our customers in September 2002.  Further growth through branch expansion or acquisition into other geographic and product line markets may also be considered as new opportunities arise. In addition, recent banking legislation allows affiliations among securities, insurance, banking and other financial companies and provides for the creation of financial holding companies and financial subsidiaries.  However, Pacifica is not currently eligible for financial holding company status owing to its current regulatory status as described below.

Management Changes

In August 2002, Pacifica’s founding President, Chairman and Chief Executive Officer, Mr. Jeffery C. Low, departed the Company to pursue other interests. At that time, the Board of Directors appointed Mr. Lyle K. Snyder to serve as the chairman of Pacifica and its subsidiaries, and to lead the board in its recruitment of a new Chief Executive Officer.  Mr. Snyder has served as an independent director of the Company and its subsidiaries since their respective inceptions.  Mr. Snyder is a business and engineering consultant, real estate investor and previously was the president and owner of Snyder Industries, Inc.

In September 2002, Mr. John A. Kennedy joined the Company as the Chief Executive Officer and President of the Company and the Bank.  He currently serves as a Director of the Bank and Pacifica Mortgage.  Mr. Kennedy previously served as a director of the Bank between 1998 and 2000, until resigning to take an executive position with HomeStreet Bank in their business banking division in 2000. Mr. Kennedy has over 28 years of executive banking experience. His career has included senior positions with Bank of America, United CA Bank (predecessor to 1st Interstate), Bank of Scotland (New York office), and the Manager and SVP of Hong Kong and Shanghai Bank’s Seattle Office for 13 ½ years.  In addition, from 1997 to 2000, Mr. Kennedy served as Executive Director and as a board member of the World Trade Center of Tacoma.  Mr. Kennedy was the board chairman of the Washington State International Trade Fair, and has served as a board member on the Washington Council of International Trade, the World Trade Center Tacoma, and the Washington State China Relations Council. Mr. Kennedy has also served as an advisory board member at North Seattle Community College and Pacific Lutheran University in their International and China studies programs.

Separately, Mr. Rob Robinson was promoted to Chief Credit Officer of the Bank in July 2002.  Mr. Robinson has been with the Bank since April 2001, and previously served as its Senior Vice President, Chief Credit Quality Officer.

Organizational Restructuring; Forecast Revisions

In connection with the recent changes in senior management discussed above, the Bank has conducted an organizational restructuring aimed at reducing costs, improving loan quality, and reorganizing its commercial loan product delivery in order to better serve its commercial customers.  Subsequent to third-quarter end, Pacifica Mortgage conducted a major restructure, with the goal of better utilizing its resources, in which it increased its loan generator-to-production staff ratio while still decreasing its total employees.  It also implemented new technology initiatives, including the use of laptops and wireless modems to improve and speed up the loan application and approval process. We continue to look at various other ways to increase income and cut operational expenses in order to improve overall efficiency.

Given our shift in focus to improving asset quality, increasing earnings and growing capital, we expect our rate of growth to slow from the high rate experienced in the first three years of operations.  In addition, due to the slower loan demand resulting from the weak economy and our anticipated loan payoffs, we currently expect our current asset size to remain at the same level through the end of 2002, instead of increasing as previously projected.

Supervisory Directive

As the result of the September 2001 examination by the FDIC and the Washington State Department of Financial Institutions, Division of Banks (the “Department”), the Bank is subject to a Supervisory Directive dated March 27, 2002. The Supervisory Directive addresses a number of issues related to the Bank’s growth and loan quality, by

•                  temporarily limiting the Bank’s ability to pay dividends to the bank holding company other than those necessary to service existing holding company debt;

•                  temporarily limiting the Bank’s maximum asset size to $180 million;

•                  requiring the Bank’s Tier 1 Leverage Capital ratio to be maintained at 8% or greater; and

•                  requiring the Bank to reduce classified loans by a specified amount before July 31 2002 and again at December 31, 2002.

The regulators have informed us that the Supervisory Directive will remain in place until we have met its requirements. The Board of Directors and management have set a goal to meet the requirements of the Supervisory Directive by the end of 2002. Management has prepared action plans, formed an Asset Quality Committee, and has taken other steps to improve credit quality, monitor capital ratios, maximize earnings, and promote stability.  For the second and third quarters of 2002, the Bank’s Tier 1 Leverage Capital ratio exceeded 8%.  The Bank successfully met all of the requirements set forth in the Supervisory Directive, including the requirements as to the level of classified assets, that needed to be met by July 31, 2002. In addition, at the end of third quarter 2002, the Bank had reduced by 43% the amount of its classified assets that the FDIC had identified as of September 30, 2001.

We do not expect the limitations of the Supervisory Directive to reduce our ability to achieve our plan for 2002.

Preferred Stock

In June 2002, the Company commenced an offering up to 8,000 shares of its Series A Preferred Stock, designated as a combination of Series A-1 Perpetual Cumulative Preferred Stock (the “Perpetual Preferred”) and Series A-2 Five-Year Cumulative Mandatory Redeemable Preferred Stock (the “Limited Life Preferred”). The Series A Preferred Stock is being offered at $1,000 per share, in a private placement to accredited investors, sophisticated investors, and non-U.S. persons. The Perpetual Preferred pays an initial annual cash dividend of 9.8% adjusted bi-annually to the equivalent of the current U.S. 30-year Treasury Bond yield + 400 basis points. The Limited Life Preferred pays an initial annual cash dividend of 8.8% adjusted bi-annually to the equivalent of the current U.S. 30-year Treasury Bond yield + 300 basis points. The first bi-annual adjustment will occur in January 2003. The Series A Preferred Stock will be entitled to receive a liquidation amount equal to the original purchase price, plus any accrued but unpaid dividends. The Series A Preferred Stock is non-voting, except for certain matters relating to the Company’s Articles of Incorporation. The Limited Life Preferred is accounted for as subordinated debt while the Perpetual Preferred is accounted for as equity capital.

Through the third quarter of 2002, the Company had recieved subscriptions totalling $2.35 million from the offering of its Series A Preferred Stock: $350,000 in sales of its Perpetual Preferred and $2 million in

Limited Life Preferred.  However, of this amount, subscriptions for $450,000 of its Limited Life Preferred and $100,000 of its Perpetual Preferred, were accepted subsequent to third-quarter end.

The Preferred Stock offering is currently suspended pending update of the Preferred Stock offering circular to include the third quarter 2002 financial results, and information regarding recent changes in management and operational structure. The Company is also evaluating its capital and funding needs to determine the actual amount of issuance.

The Company anticipates that the proceeds of its Series A Preferred Stock offering will be applied to contribute to the Bank’s capital, to pay the currently outstanding advances on the Company’s commercial line of credit, to reserve for the first two-years’ dividends due on the Series A Preferred Stock, and to provide for future growth opportunities.

Results of Operations

Pacifica’s results of operations depend, to a large degree, on its net interest income. Net interest income is the difference between total interest income, principally from loan and investment securities portfolios, net of the provision for loan losses, and total interest expense, primarily on customer deposits and borrowings. Changes in net interest income are affected by several factors, including changes in average balances of earning assets and interest-bearing liabilities, changes in rates on earning assets and rates paid for interest-bearing liabilities, and the level of noninterest-bearing deposits and shareholders’ equity. Interest income and expense are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and the actions of regulatory authorities.

Pacifica also generates non-interest income, primarily through mortgage loan commissions, discount and rebate income, service charges, international service fees and other sources. The primary components of Pacifica’s operating expenses are compensation and employee benefits expense, and occupancy expense.

Net Income

For the third quarter of 2002, Pacifica reported a net loss of ($165,000), or ($0.05) per diluted share, an improvement of 89% from a net loss of ($1.5) million, or ($0.47) per diluted share for the same period of 2001.  The improvement was due primarily to a reduction of $103,000 in the provision for loan loss expense during the third quarter of 2002, in order to lower the amount of excess reserve in the allowance for loan losses (the “Allowance”). In the third quarter of 2002, we reached a settlement agreement with the insurance company on a bond claim related to a previously charged-off loan.  The payment of the settlement proceeds received was added to the Allowance which, based on management’s analysis at the end of third quarter 2002, caused the Allowance to contain excess funds. See “Lending Activities - Analysis of Provision and Allowance for Loan Losses.” In contrast, during the third quarter of 2001, we increased our provision for loan losses by $1.5 million.   During the quarter ended September 30, 2002, net interest margin increased to 3.60%, as compared to 3.00% for the same period of 2001, due primarily to the lower cost of funds.  For the quarter ended September 30, 2002, average earning assets decreased 4% to $158.5 million, down from $165.8 million at September 30, 2001.

For the first nine months of 2002, the Company’s net income was $57,000, or $0.02 per diluted share, up 105% from a net loss of $1.3 million or ($0.39) per diluted share for the same period of 2001. The increase was due primarily to a reduction of $603,000 in the provision for loan losses in order to lower the amount of excess funds in the Allowance as discussed above, while in the same period of 2001, we increased the provision for loan losses by $3.3 million. Also, for the nine months ended September 30, 2002, average earning assets increased by 5% to $161.6 million, from $154.4 million for the same period of 2001.  On the other hand, during the nine months ended September 30, 2002, net interest margin decreased to 3.42%, as compared to 3.51% for the same period of 2001.  Also, for first nine months of 2002, noninterest income was much lower as compared to the same period of 2001 due to the reduction in gains on sale of securities and derivatives. Occupancy and equipment expenses were much higher in the first nine months of 2002 than the same periods of last year due to the increases in lease payments and depreciation expenses resulting from the office expansions of Pacifica Mortgage and the Bank’s Seattle Office.

While the Company experienced loan growth during the first nine months of 2002 due to the addition of new loan officers, lower than expected loan production resulted in less mortgage fee income from Pacifica Mortgage and less interest income from the Bank than projected.  However, management is currently working to add more members to its lending team to increase loan production.

Net Interest Income

Abbreviated average balance sheet and net interest income data for the three and nine months ended September 30, 2002 and 2001 are shown below:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2002	2001	$ Change	% Change	2002	2001	$ Change	% Change
Loans	$112,977	$114,558	$(1,581)	-1%	$108,899	$113,150	$(4,251)	-4%
Interest-bearing deposits in other banks	29,983	29,870	113	0%	24,564	19,952	4,612	23%
Investments	11,796	18,109	(6,313)	-35%	24,569	17,648	6,921	39%
Federal funds sold	2,925	3,043	(118)	-4%	3,037	3,380	(343)	-10%
Federal Home Loan Bank stock	274	263	11	4%	275	259	16	6%
Receivable	500	—	500	NA	236	—	236	NA
Total interest-earning assets	158,455	165,843	(7,388)	-4%	161,580	154,389	7,191	5%

Total noninterest-earning assets	2,839	3,377	(538)	-16%	2,627	3,461	(834)	-24%
Total assets	$161,294	$169,220	$(7,926)	-5%	$164,207	$157,850	$6,357	4%

Interest-bearing deposits	$131,945	$138,582	$(6,637)	-5%	$136,038	$128,570	$7,468	6%
Other borrowed funds	1,251	481	770	160%	1,661	332	1,329	400%
Mandatory redeemable preferred stock	1,071	—	1,071	NA	361	—	361	NA
Total interest-bearing liabilities	134,267	139,063	(4,796)	-3%	138,060	128,902	9,158	7%

Noninterest-bearing deposits	13,616	12,546	1,070	9%	12,683	10,648	2,035	19%
Other noninterest-bearing liabilities	1,568	2,390	(822)	-34%	1,808	2,682	(874)	-33%
Stockholders’ equity	11,843	15,221	(3,378)	-22%	11,656	15,618	(3,962)	-25%
Total liabilities and stockholders’ equity	$161,294	$169,220	$(7,926)	-5%	$164,207	$157,850	$6,357	4%

Total interest income	$2,464	$3,079	$(615)	-20%	$7,541	$9,569	$(2,028)	-21%
Total interest expense	1,036	1,835	(799)	-44%	3,391	5,502	(2,111)	-38%
Net interest income	$1,428	$1,244	$184	15%	$4,150	$4,067	$83	2%

Net interest margin	3.60%	3.00%			3.42%	3.51%

Pacifica’s earning assets accounted for 97% and 99% of its total assets as of September 30, 2002 and at year-end 2001, respectively. Loans are the highest-yielding component of Pacifica’s earning assets.  Loans averaged 70% and 66% of Pacifica’s total earning assets during the third quarter and the first nine months of 2002, compared to 68% and 72% in the same periods of 2001.  Pacifica does not expect the yield spread to change significantly as a result of the Pacifica Mortgage operations since it currently originates primarily single-family mortgage loans and the loans are brokered to other servicing agents with fees being paid to Pacifica Mortgage.  Revenue source for Pacifica Mortgage is presently fee income only.

Net interest income for the third quarter of 2002 increased by $184,000, or 15%, to $1.4 million, compared to $1.2 million in the third quarter of 2001.  The increase in net interest income reflects the effect of the repricing of time certificates of deposit to a lower average rate over time.  On a percentage basis, interest-earning assets decreased more than interest-bearing liabilities during the third quarter of 2002.  Compared with the third quarter of 2001, average earning assets decreased approximately $7.4 million, or 4%, to $158.5 million while average interest-bearing liabilities decreased $4.8 million, or 3%, to $134.3 million for the third quarter of 2002.  Total interest income decreased by 20% during the third quarter of 2002 as compared to the same period of 2001.  However, due primarily to the repricing of certificate of deposits to lower interest rates, total interest expense decreased by $799,000, or 44%, during the third quarter of 2002 as compared to the same period of 2001.

Net interest income for the first nine months of 2002 increased $83,000, or 2%, to $4.2 million, compared to $4.1 million in the same period of 2001.  The increase in net interest income reflects the impact of lower rates on time certificate of deposits. On a percentage basis, interest-earning assets increased less than interest-bearing liabilities during the first nine months of 2002.  Compared with the same period of 2001, average earning assets increased approximately $7.2 million, or 5%, to $161.6 million while average interest-bearing liabilities increased $9.2 million, or 7%, to $138 million for the first nine months of 2002.  Interest expense for the first nine months of 2002 decreased 38% as compared to the same period of 2001 due to the repricing of time certificates of deposits.  Given the current rate environment and the anticipated deployment of cash into loans and/or investments, we expect net interest margin and net interest income to increase slightly during the last quarter of 2002.

Net interest margin (net interest income divided by average earning assets) was 3.60% in the third quarter of 2002, compared with 3.00% for the same period of 2001. The increase in net interest margin reflects the positive effect of our efforts to lower the cost of deposits. However, the average yield on earning assets decreased to 6.22% during the third quarter of 2002 from 7.43% in the same period of 2001.  On the other hand, the average cost of interest-bearing liabilities for the third quarter of 2002 decreased to 3.09% from 5.28% in the same period of 2001.

For the first nine months of 2002, net interest margin decreased slightly to 3.42% from 3.51% for the same period in 2001.  The average yield on interest-earning assets decreased to 6.22% in the first nine months of 2002, compared with 8.26% in the same period of 2001.  Meanwhile, the average cost of interest-bearing liabilities decreased to 3.28% during the first nine months of 2002 from 5.69% for the same period of 2001.

The decrease in average yield on interest-earning assets is primarily due to the 475 basis point decline during 2001 in short-term interest rates. Our interest-earning assets have been repricing more quickly than our interest-bearing liabilities and the effects to lower the cost of deposits have lagged the effect of reduced loan and investment yields.  Over the course of last year and the first nine months of 2002, Pacifica has lowered its cost of deposits, resulting in a positive impact on our net interest margin. At September 30, 2002, Pacifica had $87.0 million in time certificates of deposits.  Approximately $39.3 million of those time deposits are expected to reprice in the fourth quarter of this year.  Management believes this will continue to improve our net interest margin.

Average loans (net of deferred loan fees) were approximately $113 million in the third quarter of 2002, down $1.6 million from $114.6 million for the same period of 2001.  Yield on the loan portfolio (net of deferred loan fees) averaged 7.64% in the third quarter of 2002, compared to 8.91% in the same period of 2001.  For the nine months ended September 30, 2002, average loans (net of deferred loan fees) were approximately $108.9 million, down $4.3 million from $113.2 million for the same period of 2001.  Yield on the loan portfolio (net of deferred loan fees) averaged 7.72% in the nine months ended September 30, 2002, compared to 9.44% in the same period of 2001.

The decrease in loan yield is consistent with the drop in interest rates over the past year.  In addition, our deposits tend to reprice slower than our loans. During the third quarter of 2002, average interest-bearing deposits were $132 million, a decrease of $6.6 million, or 5%, from $138.6 million during the same period of 2001.  The cost of interest-bearing deposits decreased to 3.02% in the third quarter of 2002, from 5.28% for the third quarter of 2001.  For the nine months ended September 30, 2002, average interest-bearing deposits were $136 million, an increase of $7.5 million compared to the same period of 2001.  The cost of interest-bearing deposits averaged 3.23% in the nine months ended September 30, 2002, compared to 5.69% in the same period of 2001.

Income on interest-earning deposits, Federal Home Loan Bank stock and federal funds sold totaled $144,000 and $365,000, respectively, for the third quarter and the nine months ended September30, 2002, a decrease of

52% when compared to the same periods of 2001.  The average yields on investments were 5.29% and 4.68%, respectively, for the third quarter and the first nine months of 2002, as compared to 4.96% and 6.04% for the same periods of 2001.

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

Noninterest Income

Noninterest income increased by $131,000 to $432,000 in the third quarter of 2002, compared with $301,000 for the same period in 2001.  For the first nine months of 2002, noninterest income decreased by $1.4 million, or 54%, to $1.1 million as compared to $2.5 million in the same period of 2001.  The decrease was due primarily to the $1.7 million gains on sale of investment securities and derivatives during the first nine months of 2001.  Loan commissions and other related income from Pacifica Mortgage totaled $291,000 and $724,000 for the third quarter and the first nine months of 2002, respectively, an increase of 111% and 73%, respectively, as compared to the same periods of 2001. International banking service fee income and certain other fee income, such as overdraft fees and wire transfer fees, increased due to the increase in the occurrence of transactions.

Noninterest Expense

Noninterest expense increased $509,000, or 31%, for the third quarter of 2002 to $2.1 million, and $1.2 million, or 27%, to $5.8 million for the first nine months of 2002, compared with the same periods in 2001.  The increases resulted primarily from the additional personnel costs and other expenses associated with the operations of Pacifica Mortgage and the Bank’s Seattle Office.

Salaries and employee benefits expense were approximately $1.2 million and $3.4 million for the third quarter and first nine months of 2002, respectively, up $255,000 or 27%, and $842,000, or 32%, from the same periods of 2001.  The increases were primarily results of the growth in the number of employees attributed to the expansion of Pacifica Mortgage and the opening of the Bank’s Seattle Office. Pacifica had 63 full-time equivalent employees during the third quarter of 2002, compared with 58 full-time equivalent employees for the same period of 2001.  Subsequent to quarter-end, the number of full-time equivalent employees has decreased to 50 for the month of October.

Occupancy and equipment expense was $349,000 for the third quarter of 2002 and $939,000 for the first nine months of 2002, up $88,000 (34%) and $245,000 (35%), respectively, from the same periods in 2001. The increase in occupancy and equipment expense was due primarily to the increase in building lease expense. Pacifica leased additional office space in Bellevue in March and August of 2001 and opened the Seattle Office in December 2001. With the new office in Seattle, we expect occupancy and equipment expense to increase in 2002 as compared to last year.

Total other expenses were $587,000 in the third quarter of 2002 and $1.5 million for the first nine months of 2002, an increase of $166,000 (39%) and $146,000 (11%), respectively, from $421,000 and $1.3 million in the same periods in 2001. These results are due primarily to the increase in data processing fees and loan collection expense.

Analysis of Financial Condition

During the first nine months of 2002, management continued to focus on credit quality and credit administration.  At September 30, 2002, Pacifica had assets of $162.5 million, a decrease of $8.9 million, or 5%, from $171.4 million at December 31, 2001. Shareholders’ equity was $12 million at September 30, 2002, up $211,000, or 2%, from $11.8 million at December 31, 2001.  Net loans increased $6 million, or 6%, to $108.3 million at September 30, 2002 from $102.3 million at December 31, 2001. The Company’s investment portfolio decreased $18.5 million, or 54%, to $15.8 million at September 30, 2002 from $34.3 million at December 31, 2001.  Deposits decreased $8.7 million, or 6%, to $147.3 million at September 30, 2002 from $156 million at December 31, 2001.

Annualized return on average assets (ROA) was (0.41%) and 0.05% for the third quarter and the first nine months of 2002, respectively, compared to (3.62%) and (1.09%) for the same periods in 2001.  Annualized return on average stockholders’ equity (ROE) was (5.57%) and 0.65% for the third quarter and the first nine months of 2002, respectively, compared to (40.29%) and (10.97%) for the same periods of 2001.  The improvements in ROA and ROE were due primarily to the reduction of the excess funds in the Allowance during the second and third quarters of 2002. The Company’s average equity to average assets ratio was 7.34% and 8.99%, respectively, for the quarters ended September 30, 2002 and 2001.  Average equity to average assets ratio was 7.10% and 9.89%, respectively, for the first nine months ended September 30, 2002 and 2001.

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

The following table shows the amortized cost and estimated fair value of securities available-for-sale at the dates indicated:

	September 30, 2002
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-Sale Securities
U.S. Government agencies	$11,410	$32	$—	$11,442
Mortgage-backed securities	1,297	—	(2)	1,295
Corporate notes	2,000	—	(6)	1,994
Total investment securities	$14,707	$32	$(8)	$14,731

	December 31, 2001
	Amortized Cost	Gross Unrealized		Estimated Fair Value
(Dollars in thousands)		Gains	Losses
Available-for-Sale Securities
U.S. Government agencies	$25,597	$76	$—	$25,673
Mortgage-backed securities	7,416	88	—	7,504
Total investment securities	$33,013	$164	$—	$33,177

In addition, during the first quarter of 2002, Pacifica invested an additional $920,000 in the Bank.  During the third quarter of 2002, the Bank paid the Company a $75,000 dividend on its Bank capital stock.

Lending Activities

Loan Portfolio Composition

Pacifica originates a wide variety of loans to small and medium sized businesses and individuals.  The following table sets forth the loan portfolio composition by type of loan at the dates indicated:

	September 30, 2002		December 31, 2001
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial and industrial loans	$43,355	39%	$41,673	39%
Real estate - construction	21,624	19%	26,071	25%
Real estate - mortgage	46,045	41%	35,864	33%
Consumer and other	1,153	1%	2,665	3%
	112,177	100%	106,273	100%
Less deferred loan fees	(398)	0%	(395)	0%
Total loans	$111,779	100%	$105,878	100%

At September 30, 2002, total loans increased by $5.9 million, or 6%, to $111.8 million from $105.9 million at year-end 2001.  Increases in commercial loans and real estate mortgage loans contributed to the majority of the increase.  Commercial loans increased $1.7 million, or 4%; real estate mortgage loans increased $10.2 million, or 28%, mainly as a result of new originations while real estate construction loans decreased $4.4 million, or 17%, and consumer and other loans decreased $1.5 million, or 57%, due to loan payoffs.  The overall growth in loans was primarily funded by the sale of investments.

Pacifica’s commercial loan portfolio includes loans to businesses in the manufacturing, wholesale, retail, service, agricultural, and construction industries, primarily located in western Washington.  As of September 30, 2002, there was no significant concentration of loans to any particular group of customers engaged in similar activities and having similar economic characteristics.  However, due to the limited scope of Pacifica’s primary market area, a substantial geographic concentration of credit risk exists and, as a result, localized economic downturns, such as is currently occurring in the Puget Sound region, can be expected to have a more pronounced effect on Pacifica than they might with a similar but more geographically diversified business.

Analysis of Provision and Allowance for Loan Losses

The Allowance is established to absorb potential loan losses inherent in a loan portfolio.  The Allowance is increased by a provision for loan losses, and reduced by loans charged off (net of recoveries).  The provision for loan losses is charged directly against earnings in the corresponding period.  On the balance sheet, the Allowance is applied against gross loans to arrive at net loans outstanding.  If a loan is charged off, the charge-off reduces net loans on the balance sheet only to the extent the charge-off exceeds the established reserve in the Allowance; from the income statement perspective, the charge-off in excess of the reserve in the Allowance is ordinarily charged against operating revenues.

Management reviews and evaluates the appropriate level of the allowance for loan losses and determines the amount of the provision for loan losses on a monthly basis.  The evaluation by management includes consideration of changes in the nature and volume of the portfolio as well as commitments and standby letters of credit, overall portfolio quality, past loan loss experience, peer bank experience, loan concentrations, specific problem loans, internal and external credit examination results, and the current economic conditions that may affect the borrowers’ ability to pay.  Management monitors delinquencies closely.  Allowance calculations, the status of classified loans and the delinquencies are reported to the Board of Directors and the Bank’s loan committee monthly.  In addition, our independent accountants and the regulatory agencies, such as the FDIC and the Department, as an integral part of their examination process, periodically review the estimated losses on loans.  Such agencies may require Pacifica to adjust the allowance for loan losses based on their judgment about information available to them at the time of their examination.

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

Pacifica’s loan loss analysis procedure emphasizes early detection of loan losses.  The Company significantly increased its allowance for loan losses through additional provisions during 2001, and no additions to the allowance for loan losses were made during the third quarter or first nine months of 2002.  The Company has significantly reduced the amount of its classified assets during the first nine months of 2002 from December 31, 2001.  Based on an analysis of its allowance for loan losses, management believes there is excess reserve in the allowance for loan losses, and therefore transferred $500,000 out of the allowance for loan losses during the second quarter and $103,000 during the third quarter of 2002.  At September 30, 2002, the allowance for loan losses was $3.47 million, or 3.1% of total loans, compared to $3.53 million, or 3.33% of total loans, at December 31, 2001. The $60,000 decrease from year-end 2001 represents net recoveries from previously charged off loans as discussed below and the transfer of excess funds out of the Allowance.  Management believes the current balance of the allowance for loan losses is adequate to provide against current potential loss.

During the first nine months of 2002, the Company collected $1.84 million from loan loss recoveries, of which, $1.76 million represents recoveries from a bond claim. The Company filed a bond claim of approximately $2.5 million in October 2001 with its insurance company in connection with a previously charged-off credit.  During the second quarter of 2002, the Company reached a partial settlement agreement with the insurance company and received a payment of $887,000, which was credited to the Allowance.  During the third quarter of 2002, the Company settled the remainder of the claim with its insurance company for an additional $900,000, of which, $875,000 was credited to the allowance for loan losses, and $25,000 was applied to offset a portion of the claim expenses in accordance with the claim settlement agreement.

The following table sets forth information regarding changes in Pacifica’s allowance for loan losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2002	2001	2002	2001
Balance at beginning of period	$3,996	$2,000	$3,530	$1,306
Charge-offs	(1,300)	(1,419)	(1,300)	(2,519)
Recoveries	877	—	1,843	—
Provision for loan losses	(103)	1,459	(603)	3,253
Balance at end of period	$3,470	$2,040	$3,470	$2,040

Ratio of net charge-offs to average loans outstanding during the period	0.37%	1.24%	-0.50%	2.23%

Nonperforming Assets

Nonperforming Loans

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

Nonperforming loans were $2.6 million, or 2.4% of total loans at September 30, 2002, compared to $478,000, or 0.45% of total loans as of December 31, 2001. The $478,000 nonaccrual loan was paid off during the second quarter of 2002 and replaced by a successor loan that is a classified loan but not a nonaccrual loan.  During the first nine months of 2002, we charged off a total of $1.3 million in nonperforming loans. The remaining nonperforming loans at September 30, 2002 were comprised of four loans from two credit relationships, ranging from $226,000 to $1.1 million. These loans are each commercial credits, representing different industries.  We have been actively working to achieve workout and collection plans on those loans.  We received a payment of $116,000 on one of the nonperforming loans in October 2002.

Potential Problem Loans

Potential problem loans are loans that are performing and are not nonaccrual, past due 90 days or more, or restructured, but about which there are significant doubts about the borrower’s ability to comply with the present repayment terms in the future and which later may be included in nonaccrual, past due, or restructured loans. A potential problem loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.

At September 30, 2002, we had $3.7 million in potential problem loans, none of which were impaired loans, down 53% and 100%, respectively, from December 31, 2001, at which time we had $7.8 million in potential problem loans, of which $3.6 million were impaired loans.  Of the potential problem loans at year-end 2001, $1.3 million was collected, $821,000 was charged off, $2.4 million was moved from potential problem loans to nonaccrual status during the first nine months of 2002, and $3.4 million remain as problem loans.  The potential problem loans at September 30, 2002 were comprised of three credit relationships with outstanding balances ranging from $263,000 to $1.9 million.  The borrower with the outstanding balance of $1.9 million has agreed to keep monthly principal and interest payments current and we have received the scheduled monthly payment for October 2002.  Management anticipates the current level of potential problem loans to improve in the following quarters as we continue our efforts to achieve the workout plans with our customers.

Liquidity and Sources of Funds

Asset/Liability and Liquidity Management

The primary function of asset/liability management is to ensure adequate liquidity and maintain an appropriate balance between interest-sensitive earning assets and liabilities.  Liquidity management focuses on Pacifica’s ability to meet the financial demands of depositors, creditors and borrowers.  Pacifica actively manages the levels, types and maturities of earning assets in relation to the funding sources available to ensure that adequate funding will be available at all times. In addition, the Supervisory Directive temporarily limits the Bank’s ability to pay dividends other than those necessary to service existing holding company debt. Management believes that Pacifica’s current liquidity is adequate to meet its operating requirements, however it is considering various ways to raise capital, including the issuance of preferred stock and trust preferred securities, to comply with the Tier 1 capital requirements of the Supervisory Directive and provide for future growth.

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

Cash. Cash and cash equivalents at September 30, 2002 totaled $33.9 million, up 87% from $18.1 million at September 30, 2001.

Cash from (used by) Operating Activities.  Net cash used by operating activities totaled $1.7 million in the first nine months of 2002, down from net cash provided by operating activities of $547,000 in the same period of 2001.  Net cash used by operating activities in 2002 was caused primarily by the increase in other assets of $957,000 and the $744,000 reduction in interest payable and the $603,000 reduction to the provision for loan losses.  In the first months of 2001, positive cash flow from operating activities was primarily due to the increase of $3.3 million to the provision for loan losses.

Cash from (used by) Investing Activities.  Net cash provided by investing activities was $12.1 million during the first nine months of 2002, as compared to net cash used by investing activities of $30.6 million in the same period of 2001.  Net funding for new loans for the first nine months of 2002 primarily came from the sales, pay downs and maturities of securities.  While new loans and investment purchases were funded by deposits in the same period of 2001.  This reflects management’s effort in reducing excess interest-bearing deposits.

Cash from (used by) Financing Activities.  In the first nine months of 2002, net cash used by financial activities totaled $7.9 million, down from net cash provided by financing activities of $35.7 million in the same period of 2001, as the result of a decrease in interest-bearing deposits of $9.9 million and a decrease in borrowings of $1 million.  Proceeds of $1.8 million from the sale of preferred stock in the first nine months of 2002 represents a new financing source for the Company.  In the same period of 2001, funding from financing activities came mainly from interest-bearing deposit growth of $27.4 million.

Deposits

Pacifica seeks to attract deposits in its primary market area by pricing its products competitively and delivering quality service.  Pacifica offers various types of deposit accounts, including checking, savings, money market accounts and a variety of certificate of deposit accounts.

Total deposits decreased by 6% to $147.3 million at September 30, 2002, compared to $156 million at December 31, 2001.  Noninterest-bearing deposits increased 9% to $14.4 million at September 30, 2002, from $13.2 million at December 31, 2001. During the same period, interest-bearing deposits decreased $9.9 million, or 7%, to $132.9 million, with the reduction being attributable to Pacifica’s efforts to monitor our asset size and increase our loan-to-deposit ratio by reducing our higher cost time deposits.  We expect our deposits to remain at the same level through the year of 2002.

Time deposits accounted for $87 million, or 65%, of the total interest-bearing deposits at September 30, 2002, down from $103.7 million, or 73% of the total interest-bearing deposits at December 31, 2001.  In comparison, money market deposits increased to $36 million, or 27% of the total interest-bearing deposits at September 30, 2002, from $33.3 million, or 23% of the total interest-bearing deposits at December 31, 2001, and NOW accounts increased to $9.5 million, or 7% of the interest-bearing deposits at September 30, 2002, from $5.6 million, or 4% of the interest-bearing deposits at December 31, 2001.

Borrowings

At September 30, 2002 and December 31, 2001, Pacifica had demand notes issued to the U.S. Treasury in the amount of zero and $247,000, respectively, down from $459,700 and $376,000 at September 30, 2001 and December 31, 2000, respectively, representing the Treasury Tax and Loan note balance.

In addition, Pacifica obtained a $3 million one-year revolving line of credit with an independent third party bank in September 2001.  The line of credit is collateralized by the Company’s Pacifica Bank stock and subject to certain restrictive covenants including, among others, requirements with regards to capital ratios, Allowance ratios and lender’s prior approval on certain transactions. Interest on this line is at the bank’s prime rate plus 0.75% and is paid quarterly.  Borrowings under this line of credit totaled $138,000 and $1.1 million at September 30, 2002 and December 31, 2001, respectively.  The Company used a portion of the proceeds from its Series A preferred stock offering to pay down on this line during the third quarter of 2002.

Pacifica Mortgage obtained a $5 million revolving line of credit with a federally chartered savings bank in February 2002.  The line of credit is used as a mortgage warehousing line to warehouse certain mortgage loans pending the sale of such loans, and is collateralized by such mortgage loans and related collateral.  The line of credit is guaranteed by the Company and is subject to certain restrictive covenants including, among others, requirements with regards to certain financial ratios and guarantor’s ownership interest in Pacifica Mortgage. Interest on this line is at the bank’s prime rate with a floor of 6%.  Pacifica Mortgage had an outstanding balance on this line of $152,000 as of September 30, 2002.  Subsequent to quarter-end, the line of credit was discontinued in October 2002.

Under the accounting principles generally accepted in the United States of America and the reporting guidelines of the Federal Reserve Board, the Company’s Limited Life Preferred is accounted for as subordinated debt.  The Company received subscription for $2 million in Limited Life Preferred through the third quarter of 2002, of which $450,000 was accepted by the Company subsequent to quarter-end.

Capital

Pacifica’s shareholders’ equity at September 30, 2002 was $12 million, up 2% from $11.8 million at December 31, 2001.  Shareholders’ equity was 7% of total assets at September 30, 2002 and December 31, 2001.

The primary reason for the increase in the Company’s shareholders’ equity since December 31, 2001 was the net income for the first nine months and the $250,000 proceeds from the sale of Perpetual Preferred.  The accumulated deficit decreased from $4.4 million at year-end 2001 to $4.3 million as of September 30, 2002 due primarily to a net income of $57,000 and a dividend on preferred stock of $4,000 for the first nine months of 2002.  Accumulated other comprehensive income decreased by $92,000 to $16,000 as of September 30, 2002 from $108,000 at December 31, 2001, due to a decrease in unrealized gain on available-for-sale securities, net of tax effect.

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

The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.  The Supervisory Directive discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” requires Pacifica Bank’s Tier 1 Leverage Capital ratio to be maintained at 8%. Banks with capital ratios below the required minimum are subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.  For the third quarter of 2002, the Bank’s Tier 1 Leverage Capital ratio exceeded the 8% level required by the Supervisory Directive.

The FDIC has established qualifications necessary to be classified as a well-capitalized bank, primarily for assignment of FDIC insurance premium rates. The following table sets forth the current regulatory requirements for capital ratios that are applicable to Pacifica, compared with Pacifica’s capital ratios at dates indicated. The table illustrates that Pacifica’s capital ratios exceeded the regulatory capital requirements and qualified as “well-capitalized” at September 30, 2002 and December 31, 2001.

			September 30, 2002		December 31, 2001
Capital Ratios	Regulatory Minimum	To Be Well Capitalized	Pacifica’s Actual Ratio	The Bank’s Actual Ratio	Pacifica’s Actual Ratio	The Bank’s Actual Ratio

Tier I Capital to Risk-Weighted Assets Ratio	4.00%	6.00%	9.67%	10.85%	9.82%	10.18%
Total Capital to Risk-Weighted Assets Ratio	8.00%	10.00%	11.93%	12.12%	11.09%	11.45%
Leverage ratio	4.00%	5.00%	7.43%	8.36%	6.82%	7.06%

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

	2002		2001
	High	Low	High	Low
First quarter	$6.00	$5.50	$10.00	$9.25
Second quarter	8.00	5.00	10.00	10.50
Third quarter	6.50	6.25	11.05	9.00
Fourth quarter			11.00	8.00

Capital Expenditures and Commitments.

The Company had no material capital expenditures or commitments at September 30, 2002.

PACIFICA BANCORP, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.  CONTROLS AND PROCEDURES

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

At September 30, 2002, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2001. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” referenced in the Company’s annual report on Form 10-KSB for the year ended December 31, 2001.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) within 90 days prior to the filing date of this quarterly report.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.  There were no significant changes in the Company’s internal controls that could significantly affect its disclosure controls and procedures since the date of the evaluation.

PACIFICA BANCORP, INC.

PART II – OTHER INFORMATION

Item 2.  Recent Sales of Unregistered Securities

In June 2002, the Company commenced an offering of up to 8,000 shares of its Series A Preferred Stock for cash to accredited investors and non-U.S. persons, under which subscriptions were received during the third quarter of 2002.  See “Part I- Management’s Discussion and Analysis of Financial Condition and Results of Operations – Preferred Stock Offering” for details of the offering and sales made.  No underwriters or placement agents have or will be used in connection with this offering and no commissions have or will be paid.  This offering is being conducted pursuant to the exemptions from registration available pursuant to Rule 506 of Regulation D, and pursuant to Regulation S, under the Securities Act of 1993.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	10	Low Resignation Agreement

	11	Computation of per share earnings

	99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

A Form 8-K regarding the departure of Mr. Jeffery C. Low was filed with Securities and Exchange Commission on August 20, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFICA BANCORP, INC.

Date: November 8, 2002	By	/s/ John A. Kennedy
John A. Kennedy
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2002	By	/s/ John D. Huddleston
John D. Huddleston
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, John A. Kennedy, certify that:

1.                                     I have reviewed this quarterly report on Form 10-Q of Pacifica Bancorp, Inc.;

2.                                     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002
/s/ John A. Kennedy
John A. Kennedy
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, John D. Huddleston, certify that:

1.                                     I have reviewed this quarterly report on Form 10-Q of Pacifica Bancorp, Inc.;

2.                                     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002
/s/ John D. Huddleston
John D. Huddleston
Chief Financial Officer