Form 10-K
period 2002-12-31
PACIFICA BANCORP INC
filed 2003-03-26
CIK 1133862

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number 000-32385

Pacifica Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Washington	91-2094365
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Skyline Tower, 10900 NE 4th Street, Suite 200, Bellevue, WA 98004

(Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number: (425) 637-1188

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (17 C.F.R. 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☐    No  ☒

Indicate by check mark if the registrant is an accelerated filer within the meaning of Rule 12b-2 promulgated under the Securities Exchange Act of 1934. Yes  ☐     No  ☒

The aggregate market value of common stock held by non-affiliates of registrant at June 30, 2002 was $14,405,000 based upon the most recent known sale price of the registrant’s common stock. The registrant’s securities are not listed on a national securities exchange nor are sale, bid or ask information recorded by any automated quotation system.

The number of shares of registrant’s common stock outstanding at March 1, 2003 was 3,260,368.

Documents incorporated by reference and parts of Form 10-K into which incorporated:

Registrant’s definitive Proxy Statement Dated March 20, 2003                     Part III, except part of Item 10 and all of Item 14, as indicated. The Personnel Committee Report on Executive Compensation and the Audit Committee Report contained in the Proxy Statement are not incorporated into this Form 10-K.

FORM 10-K

The following table presents certain selected balance sheet and income statement data, as well as certain key financial ratios, for the four full years that the Company has been in operation.

PACIFICA BANCORP, INC.

FOUR -YEAR SUMMARY OF SELECTED FINANCIAL DATA

	2002	2001	2000	1999
(Dollars in thousands, except ratios and per share amounts)

Statement of Operations Data
Net interest income	$5,849	$5,286	$5,485	$2,577
Provision for loan losses	(603)	4,642	717	548
Non-interest income	1,410	2,886	415	240
Non-interest expense	7,754	6,495	4,305	3,000
Net income (loss)	108	(2,965)	878	(731)

Per Share
Net income (loss)—basic	0.03	(0.91)	0.27	(0.24)
Net income (loss)—diluted	0.03	(0.91)	0.24	(0.24)
Book value	3.73	3.62	4.80	4.28

Averages
Total assets	$161,972	$161,323	$110,689	$65,215
Earning assets	159,558	157,760	107,070	62,147
Loans, net of deferred loan fees	109,757	111,850	82,860	39,043
Securities	22,253	23,749	12,150	5,309
Deposits	146,405	143,007	95,031	51,547
Shareholders’ equity	11,739	15,179	14,287	13,103

Financial Ratios
Net interest margin	3.67%	3.35%	5.12%	4.15%
Return on average assets	0.07%	-1.84%	0.79%	-1.12%
Return on average equity	0.92%	-19.53%	6.15%	-5.58%
Efficiency ratio	106.82%	79.48%	72.97%	106.50%
Average equity to average assets	7.25%	9.41%	12.91%	20.09%

Balance Sheet Data
Total assets	$164,688	$171,364	$138,650	$86,203
Loans	109,735	105,878	105,822	58,859
Allowance for loan losses	2,919	3,530	1,306	589
Available for sale securities	22,518	33,177	17,661	11,577
Deposits	148,320	155,969	120,411	71,701
Shareholders’ equity	12,176	11,797	15,626	13,765

Nonperforming assets
Nonperforming assets	$214	$478	$22	$—
Net loan chargeoffs	8	2,418	—	—

Capital Ratios
Leverage ratio	7.81%	6.82%	11.45%	16.56%
Tier 1 risk-based capital ratio	9.47%	9.82%	12.00%	17.67%
Total risk-based capital ratio	11.98%	11.09%	13.05%	18.42%

PART I

The following discussion includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Forward-looking statements are based on management’s beliefs and assumptions based on currently available information, and we have not undertaken to update these statements except as required by the Exchange Act, and the rules promulgated thereunder. Other than statements of historical fact regarding our financial position, business strategies and management’s plans and objectives for future operations are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” and “intend” and words or phrases of similar meaning, as they relate to Pacifica or management, are intended to help identify forward-looking statements. Although we believe that management’s expectations as reflected in forward-looking statements are reasonable, we cannot assure readers that those expectations will prove to be correct. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements and these variations may be both material and adverse. These risks and uncertainties include the fact that we are operating under specific regulatory limitations that limit our ability to grow our business and may require us to take measures that reduce our profitability and may adversely impact our financial condition. We also face risks associated with the geographic concentration of our customers, our ability to maintain or expand our market share or net interest margins, and competitive and economic issues that impact our ability to implement our marketing and growth strategies. Further, actual results may be affected by our ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry, and the events of September 11, 2001 and its aftermath, as those factors relate to our cost of funds and return on assets. In addition, there are risks inherent in the banking industry relating to collectibility of loans and changes in interest rates. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in our other filings with the FDIC and those identified from time to time in our filing with the SEC. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations. In addition you should note that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impacted those statements.

ITEM 1. BUSINESS

General

Pacifica Bancorp, Inc. (“Pacifica” or the “Company”) is a bank holding company with two wholly owned subsidiaries, Pacifica Bank (the “Bank”) and Pacifica Mortgage Company (“Pacifica Mortgage”). The Company was organized under the laws of the State of Washington in October 2000 and is headquartered in Bellevue, Washington.

At a special shareholders’ meeting held on December 14, 2000, shareholders of the Bank voted for the Plan and Agreement of Reorganization (the “Plan”) to reorganize the Bank as a wholly-owned subsidiary of a bank holding company, including a two-for-one stock split. Upon the approval of the Federal Reserve Bank of San Francisco and the Washington State Department of Financial Institutions, Division of Banks (the “Department”), the Plan became effective on January 1, 2001 and the Company became the Bank’s parent company. Upon reorganization, the Bank became a wholly-owned subsidiary of the Company and each outstanding whole share of Bank common stock was exchanged for two shares of the Company’s common stock. Financial and operational data for dates and periods ending before the reorganization reflect only the financial information and business operations of the Company. Pacifica Mortgage Company, a wholly-owned subsidiary of the holding company, was formed on January 18, 2001 to offer a variety of residential loan options to the residents of our service area. As discussed in more detail blow, in February 2003, the Board of Directors made a decision to close the mortgage company effective March 31, 2003. Our Internet website address is http://www.pacificabank.com. We intend to make our Securities Exchange Act reports available free of charge on our Internet website beginning this year. Our reports can also be obtained through the Securities and Exchange Commission’s (the “SEC”) EDGAR database at http://www.sec.gov.

The contents of our Internet website are not incorporated into this report or into any other communication delivered to security holders or furnished to the SEC.

The Bank is a Washington state-chartered commercial bank, the deposits of which are insured by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank commenced banking operations in October 1998.

The Company offers a full range of commercial banking services primarily to customers in the Bellevue and Seattle, Washington business districts. Pacifica’s marketing strategy and general business plan are similar to strategies that have proven successful in similar situations involving new banks organized in the Pacific Northwest during the last several years. Pacifica targets small to mid-sized businesses, professionals, various Asian communities and companies doing business in Asia for commercial banking services because we believe these groups may be currently under-served by other financial institutions.

Pacifica’s goal is to exceed customer, shareholder and community expectations in dedication, professionalism and innovation. Management constantly reviews our products and services and those of our competitors in order to provide customers more service options and better quality. We launched our new Internet online banking service in December 2001 and Online Bill Pay service in September 2002. In addition, recent banking legislation allows affiliations among securities, insurance, banking and other financial companies and provides for the creation of financial holding companies and financial subsidiaries. If an appropriate opportunity is presented and if, when that opportunity arises, we meet applicable regulatory requirements, Pacifica may elect to become a financial holding company. We also may consider further growth through branch expansion or acquisition into other geographic and product line markets as new opportunities arise.

The Company opened a branch office in Seattle in December 2001 and management’s assessment is that the opening was well received by the local community. This allows Pacifica to expand its network and better service our customers in Seattle’s industrial and downtown areas as well as the international district. New branches do not generally become profitable for a period of time after opening, and our experience in Seattle has been no exception to this principle. Currently, our Seattle Office is ahead of budget. Management believes that the Seattle Office has made satisfactory progress since its opening and expects it to become profitable in 2003.

In August 2002, Pacifica’s founding President, Chairman and Chief Executive Officer, Mr. Jeffery C. Low, departed the Company to pursue other interests. At that time, the Board of Directors appointed Mr. Lyle K. Snyder to serve as the chairman of Pacifica and its subsidiaries, and to lead the board in its recruitment of a new Chief Executive Officer. Mr. Snyder has served as an independent director of the Company and its subsidiaries since their respective inceptions. Mr. Snyder is a business and engineering consultant, real estate investor and previously was the president and owner of Snyder Industries, Inc. In September 2002, Mr. John A. Kennedy joined the Company as the Chief Executive Officer and President of the Company and the Bank. He currently serves as a Director of the Company and its subsidiaries. Mr. Kennedy previously served as a director of the Bank between 1998 and 2000, until resigning to take an executive position with HomeStreet Bank in their business banking division in 2000. Mr. Kennedy has over 28 years of executive banking experience. His career has included senior positions with Bank of America, United CA Bank (a predecessor to First Interstate), Bank of Scotland (New York office), and the Manager and SVP of Hong Kong and Shanghai Bank’s Seattle Office for 13½ years. In addition, from 1997 to 2000, Mr. Kennedy served as Executive Director and as a board member of the World Trade Center of Tacoma. Mr. Kennedy was the board chairman of the Washington State International Trade Fair, and has served as a board member on the Washington Council of International Trade, the World Trade Center Tacoma, and the Washington State China Relations Council. Mr. Kennedy has also served as an advisory board member at North Seattle Community College and Pacific Lutheran University in their International and China studies programs.

Separately, Mr. Rob Robinson was promoted to Chief Credit Officer of the Bank in July 2002. Mr. Robinson has over thirty years of banking experience. He has been with the Bank since April 2001 and previously served as Senior Vice President and Chief Credit Quality Officer.

In connection with the recent changes in senior management discussed above, Pacifica has conducted an organizational restructuring aimed at reducing costs, improving credit quality, and reorganizing its commercial loan product delivery in order to improve service to our commercial customers.

We also undertook a major restructuring of Pacifica Mortgage Company in which we increased the subsidiary’s loan generator-to-production staff ratio while still decreasing its total employees. The restructuring did not sufficiently improve profitability of the mortgage company, and as a result, we have made a decision to close the mortgage company effective March 31, 2003.

Given our shift in focus to improving asset quality, increasing earnings and growing capital, as well as the requirements and restrictions imposed by the supervisory directive under which we are operating (as discussed beginning at page 5 below), we expect our rate of loan and deposit growth to slow from the rates we experienced in the first three years of operations. In addition, due to the slower loan demand resulting from a weaker economy and our anticipated loan payoffs, we expect our current asset size to increase only slightly during 2003. The Company continues to look at various other ways to increase income and cut operational expenses in order to improve overall efficiency without losing our focus on customer service, regulatory compliance and credit quality.

Pacifica Bancorp, Inc. and Pacifica Bank Board of Directors and Officers

See inside cover of the annual report.

Market Area

The primary market area from which we attract the majority of our customers is King County, Washington. Pacifica has its main office in the central business district of Bellevue, Washington, located approximately 10 miles east of Seattle, and we opened a new branch office in downtown Seattle in December 2001. We also attract customers from the greater Bellevue area, the greater Seattle area and from communities along the I-5 corridor from Everett to Olympia, Washington. Pacifica’s market area has undergone significant business diversification, and the regional economy experienced strong growth and stability during the 1990s, fueled largely by the technology and aerospace sectors. However, the regional economy slowed noticeably during 2001, with a number of large employers, including Boeing, the largest employer in the Pacific Northwest, announcing layoffs and other workforce reductions. During 2002, Pacifica’s market area continued to feel the effects of the country’s overall economic slowdown, which appears to have been particularly pronounced in the Pacific Northwest, including unemployment levels above the national average. The region is experiencing slow growth and recovery and management expects that to continue into 2003.

Competition

The Company operates in a highly competitive environment, competing for deposits, loans and other financial services with both banking and non-financial institutions. Competition among financial institutions in Pacifica’s primary market area is diverse, with the strongest competition coming from commercial banks, savings banks, savings and loan associations and brokerage firms.

Our banking competitors include national and super-regional banks, as well as a number of regional and community banks. Major banks have competitive advantages over Pacifica in that they have high public visibility and are able to maintain advertising and marketing activity on a much larger scale than Pacifica. Since single borrower lending limits imposed by law are dependent upon the capital of a banking institution, the branches of larger banks with substantial capital bases also are at an advantage with respect to loan applications that exceed Pacifica’s legal lending limit. However, these larger institutions generally serve a different customer base than that targeted by Pacifica, thus management believes we can compete effectively based upon our marketing plan, which targets small businesses, professionals and consumers who demand better service and more personalized products than larger institutions are willing to provide to small customers.

Owing in part to this phenomenon, our management expects the number of start-up community banks to increase because of the specialized service that such banks offer to potential customers. This shift likely will result in significant challenges to existing banks, including Pacifica, to maintain the competitive level of their products and services, and an increase in competition with community banks will require us to focus carefully on customer service while maintaining asset mixes and interest rate combinations that may limit our profitability.

In order to compete with other financial institutions in our primary market area, whenever possible, Pacifica uses, the flexibility that is accorded by being a locally-owned and managed community bank. Pacifica emphasizes personal, professional, responsive, accessible, international, flexible and innovative service. Loan and consumer banking products and services are packaged so that Pacifica’s loan, deposit and fee structures are competitive with the rest of the industry.

Management believes bank competition may change dramatically over the next several years as the major regional banks continue to consolidate. Large financial institutions may provide incentives for their customers to rely less on personal service and more on electronic banking. We see Internet banking as another medium of service in addition to the traditional face-to-face approach. We believe the effective use of technology is an important competitive tool and plan to continue using internet banking to build on our strengths, without sacrificing a personal approach, flexibility and convenience.

We will continue to experience increased competition from non-banking companies especially in light of the recent changes in federal banking laws that eliminate certain barriers between banking and commercial firms.

Employees

At December 31, 2002, the Company employed 56 full-time employees, a reduction of 18% as compared to December 31, 2001. None of our employees are represented by a collective bargaining group. Management considers its relationship with employees to be satisfactory.

Regulation and Supervision

General

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (“BHC Act”) registered with and subject to examination by the Board of Governors of the Federal Reserve System (the “FRB”). The Bank is a Washington state-chartered commercial bank and is subject to examination, supervision and regulation by the Department and by the FDIC, which insures the Bank’s deposits.

Banking is a highly regulated industry. Pacifica’s earnings and activities are affected by legislation, by actions of the FRB, the Department, the FDIC and other regulators, and by local legislative and administrative bodies and decisions of courts in Washington State. That legislation and regulation, as well as the supervisory directive discussed below, do and will continue in the future to:

•	limit Pacifica’s ability to pay dividends;

•	impose additional requirements on the making, enforcement and collection of consumer loans;

•	limit or expand Pacifica’s permissible activities, including Pacifica’s ability to sell mutual funds and other uninsured investment products to customers;

•	limit the finance charges or other fees or charges Pacifica can earn in such activities;

•	increase Pacifica’s cost of doing business by changing the laws and regulations governing the operations and taxation of banks and other financial institutions;

•	affect the competitive balance between banks and other financial and non-financial institutions; or

•	further regulate banking and financial services.

The likelihood of any such changes and their impact on us are impossible to predict. There can be no assurance whether any legislation or regulation will place additional limitations on Pacifica’s operations or adversely affect Pacifica’s earnings. The earnings of Pacifica are also affected by general economic conditions and the conduct of monetary policy by the U.S. government.

Supervisory Directive

As a result of the September 2001 examination by the FDIC and the Washington State Department of Financial Institutions, Division of Banks (the “Department”), the Bank became subject to a Supervisory Directive dated March 27, 2002. In response to the Supervisory Directive, management prepared action plans, formed an Asset Quality Committee, and took other steps to improve credit quality, monitor capital ratios, maximize earnings and promote stability during 2002. The Bank successfully met or exceeded substantially all of the requirements set forth in the Supervisory Directive, including the requirements regarding Tier I Leverage Capital ratio and the targeted level of classified assets as of December 31, 2002. The FDIC and the State conducted a joint examination in late 2002 and acknowledged improvement in the condition of the Bank. The regulators determined that the Bank should remain subject to a supervisory directive at least until the next regulatory examination, which is expected to occur in the fourth quarter of 2003. As a result, the Bank became subject to a revised Supervisory Directive dated February 25, 2003 (together with the March 27 directive, the “Directive”). The Board of Directors and management fully expect to be in compliance with the Directive throughout the year.

The revised Directive addresses a number of issues related to the Bank’s growth and loan quality, by:

•	temporarily limiting the Bank’s ability to declare or pay dividends, which will limit the Company’s ability to derive income from that subsidiary;

•	temporarily limiting the Bank’s maximum asset size to $180 million;

•	requiring the Bank’s Tier I Leverage Capital ratio to be maintained at 8% or greater and maintain a “well-capitalized” designation as defined by FDIC regulations; and

•	requiring the Bank to reduce classified loans by a specified amount before each quarter-end of 2003.

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

Capital Adequacy Requirements

The FDIC has adopted regulations establishing minimum requirements for the capital adequacy of insured banks which address both risk-based capital and leverage capital. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital.” The FRB has also established capital adequacy requirements for bank holding companies similar to those for banks.

Reports and Examinations

Pacifica is required to file periodic reports with the FDIC, the FRB and the Department and is subject to periodic examinations and evaluations by those regulatory authorities. These examinations must be conducted every 12 months, except that the FDIC may examine certain well-capitalized banks every 18 months. It is the policy of the Department to conduct joint examinations with the FDIC whenever possible.

Priority of Claims

In the liquidation or other resolution of a failed insured depository institution, deposits in offices and certain claims for administrative expenses and employee compensation are afforded a priority over other general unsecured claims, including non-deposit claims. Such priority creditors would include the FDIC, which succeeds to the position of insured depositors.

Securities Reporting

Pacifica is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Securities Exchange Act of 1934. Prior to December 31, 2000, the Bank filed recurring reports under the Securities Exchange Act with the FDIC’s Registration, Disclosure and Securities Information Unit. After that date, all recurring reports relating to Pacifica Bancorp Inc. are filed with the Securities and Exchange Commission and are available on the SEC’s EDGAR database at http://www.sec.gov.

USA Patriot Act of 2001

Under the USA Patriot Act of 2001, adopted by the U.S. Congress on October 26, 2001 to combat terrorism, FDIC insured banks and commercial banks will be required to increase their due diligence efforts for correspondent accounts and private banking customers. The USA Patriot Act requires the Bank to engage in additional record keeping or reporting, requiring identification of owners of accounts, or of the customers of foreign banks with accounts, and restricting or prohibiting certain correspondent accounts.

Sarbanes-Oxley Act of 2002

On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the “Act”) implementing legislative reforms intended to address corporate and accounting fraud. The Act which applies to any issuer that has securities registered, or that is required to file reports, under the Securities Exchange Act provides significant revisions to the U.S. securities laws. Among other things, the Act and the accompanying regulation include the following:

Certification and Accountability: The Act requires chief executive officers and chief financial officers or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement.

Criminal Penalty Enhancement: Longer prison terms will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors.

Enhanced Financial Disclosures and Reporting Requirements: The legislation accelerates the time frame for disclosures by public companies and insiders, as they must more promptly disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change.

Audit Committee Independence Requirements: The Company anticipates that the SEC will adopt the proposed rules regarding audit committee independence as final rules on, or around, April 26, 2003. The final rules will direct all national securities exchanges and national securities associations, including NYSE and Nasdaq, to prohibit the listing of any security of an issuer that is not in compliance with the audit committee requirements set out in the proposed rules. These rules are not applicable to the Company since the Company’s stock is not listed on a stock exchange.

Financial Expert: The Act also requires issuers to disclose whether at least one member of the audit committee is a “financial expert” (as such term will be defined by the SEC) and if not, why not. The Company is not required to disclose whether at least one member of its audit committee is a “financial expert” in this report; however, the Company will be required to make such a disclosure in its next annual report for fiscal year ending 2003.

Code of Ethics: The Act also requires issuers to disclose whether they have adopted a code of ethics for their senior financial officers, and if not, the reason therefore, as well as any changes to, or waiver of, any provision of, that code of ethics. The Company is not required to disclose whether it has a code of ethics in place for its senior financial officers in this report; however, the Company will be required to make such a disclosure in its next annual report for fiscal year ending 2003.

ITEM 2. PROPERTIES

Pacifica’s banking and mortgage operations and administrative functions are carried on at its main office, located in the Skyline Tower, 10900 NE 4th Street, Bellevue, Washington 98004, in the central business district of Bellevue. Pacifica’s Seattle Office is located at 705 5th Avenue South, Seattle, Washington 98104. Pacifica currently leases approximately 26,643 square feet for operations of the Bank and Pacifica Mortgage Company and does not plan to rent additional space during 2003.

ITEM 3. LEGAL PROCEEDINGS

From time to time, Pacifica may be a party to routine litigation incidental to its business. Pacifica is not currently a party to any litigation, the adverse determination of which would be likely to have a material adverse effect upon its business operations or assets.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

Market for Common Equity

Pacifica’s stock is not listed on any exchange or quoted on any inter-dealer quotation system or traded on an over-the-counter market. We have not been notified that any broker makes a market in Pacifica’s common stock, and sales are minimal. Due to the limited information available, the following price information may not accurately reflect the actual market value of Pacifica’s shares. The following are the high and low sale prices for Pacifica’s stock sold between individual investors in transactions known to Pacifica, during 2002 and 2001 as adjusted for the two-for-one stock split effected in connection with the reorganization on January 1, 2001.

	Years Ended December 31,
	2002		2001			2000
	High	Low	High		Low	High		Low
First quarter	$6.00	$5.50	$10.00		$9.25	$9.25		$9.20
Second quarter	8.00	5.00	10.00		10.50	9.25		9.13
Third quarter	6.50	6.25	11.05		9.00	9.25		9.25
Fourth quarter	5.10	4.75	11.00		8.00	10.00		8.00

	2002		2001			2000
Total shares traded	197,864		121,707	(1)		82,960	(2)

(1)	Exclusive of the exercise of stock options by existing and former employees totaling 43,080 shares at $5.00 per share.

(2)	Exclusive of the exercise of stock options by existing and former employees totaling 21,440 shares at $5.00 per share, as adjusted for the two-for-one stock split, during the year.

As of December 31, 2002, Pacifica’s common stock was held of record by approximately 580 shareholders, a number that does not include beneficial owners who hold shares in “street name.”

Dividends

Federal and applicable state banking laws and regulations limit the Bank’s ability to pay dividends to the Company, and as a result, those laws and regulations indirectly limit the Company’s ability to meet its expenses or to pay dividends to shareholders. On January 30, 2001, the Company adopted a dividend policy that provides that the Board of Directors will declare dividends only if the Company is considered to have adequate capital and strong earnings. The Company plans to retain earnings to support planned growth over the near term and does not anticipate paying dividends in the foreseeable future. As discussed in “Description of Business – Regulation and Supervision” above, we presently are operating under a supervisory directive that, among other things, limits the Bank’s ability to pay dividends to the Company which in turn limits the Company’s ability to pay dividends to shareholders

Stock Option Plans

In order to attract and retain highly qualified personnel, the Company has adopted the Bank’s Employee Stock Option Plan (the “Option Plan”), which was approved by the Bank’s shareholders in 1998 and by Pacifica’s shareholders in April 2001. At the time of approval, 1,000,000 shares of common stock (adjusted for the 2-for-1 split as a result of the reorganization effective January 1, 2001) were reserved for issuance under the Option Plan. Upon closing of the reorganization, each outstanding and unexercised option to purchase one share of the Bank’s common stock was converted to an option to purchase two shares of the Company’s common stock on substantially the same terms as the Option Plan. Also in connection with the reorganization, the Option Plan was amended to cover issuances of future options by the Company, and otherwise continues in form and substance similar to the Option Plan in effect before the reorganization. The Option Plan is administered by the Board of Directors of Pacifica (or a committee thereof). At the 2002 Annual Meeting of Shareholders, Pacifica shareholders approved an amendment to the Option Plan, which increased the total number of shares available for issuance under the Option plan by 200,000 to 1,200,000.

ITEM 6. SELECTED FINANCIAL DATA

See inside cover of this Annual Report for a tabular presentation of selected audited consolidated financial data for each full year that Pacifica has been in operation. The historical operating results are not necessarily indicative of the results to be expected for any other period. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and related notes, included elsewhere in this Annual Report. Note also that data presented for dates and periods ending prior to the holding company reorganization reflect only the financial condition, results of operation and other financial information concerning the Bank.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto presented elsewhere in this report.

Overview

Note: The holding company reorganization was effected January 1, 2001. Financial information prior to January 1, 2001 represents Bank operations only.

During our fourth full year of operation, we shifted our focus from rapid growth to improving asset quality, increasing earnings and growing capital. As a result, our rate of growth slowed from the rates experienced in the first three years of operations. Total assets were $164.7 million at December 31, 2002, a decrease of 4% from $171.4 million at December 31, 2001. This decrease was primarily attributable to the decreases in cash and investments resulting from a reduction in deposits. Gross loans were $109.7 million at December 31, 2002, an increase of 4% compared to $105.9 million at the end of 2001. Securities decreased 32% to $22.5 million at year-end 2002, from $33.2 million at the end of 2001. Deposits decreased from $156.0 million at December 31, 2001 to $148.3 million at year-end 2002, a decrease of $7.7 million, or 5%, during 2002. This reduction is due in part to the relatively poor prevailing interest rate environment and the general economic conditions facing our customers, and in part to our efforts to improve the interest margin, monitor our asset size and increase our loan-to-deposit ratio by reducing our time deposits in response to the Supervisory Directive under which we are operating (See “Supervision and Regulation – Supervisory Directive” beginning at page 5 above). Our net income increased to $108,000, or $0.03 per share, in 2002, including a $603,000 transfer into earnings from a reduction of the allowance for loan losses. The reduction of the allowance for loan losses resulted from higher than anticipated net recoveries in 2002 on previously charged off loans and is discussed in more detail below under “Analysis of Provision and Allowance for

Loan Losses.” Exclusive of the $603,000 transfer from the allowance for loan losses, our 2002 operating results would have shown a net loss of ($495,000) or ($0.15) per share. This performance compares with a loss of ($2.97 million) in 2001 and a profit of $878,000 in 2000. Shareholders’ equity increased to $12.2 million at the end of 2002 from $11.8 million at December 31, 2001. Our capital ratios are at levels above the federal regulatory criteria for well-capitalized institutions. The decline of our capital and various other ratios were primarily the result of a ($2.97) million net loss in 2001.

Return on average assets (ROA) was 0.07% for the year 2002, (1.84%) for 2001, and 0.79% for 2000. Return on average stockholders’ equity (ROE) was 0.92% for 2002, (19.53%) for 2001, and 6.15% for 2000. The Bank’s average equity to average assets ratio was 7.25%, 9.41% and 12.91%, respectively, for 2002, 2001 and 2000. The improvement in ROA and ROE were due primarily to the net income we had in 2002 while the various performance ratios were negatively affected by the ($2.97) million loss in 2001. The loss in 2001 significantly increased the average balance of the accumulated deficits for 2002, which lowered the average equity balance for 2002. Therefore, our average equity to average assets ratio was lower in 2002 as compared to 2001. We expect our rate of growth to slow from the rates we experienced in the first three years of operations and our focus continues to be on improving asset quality and increasing earnings.

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

Pacifica reported net income of $108,000, or $0.03 per diluted share for 2002, compared to a net loss of $(2.97) million, or $(0.91) per diluted share for 2001, and a net income of $878,000, or $0.24 per diluted share for 2000. Earning assets and interest-bearing liabilities both increased during 2002 while the corresponding yields both decreased. Results of operations for the year 2002 significantly improved from 2001. The improvement was due primarily to (i) a $603,000 transfer of excess funds from the allowance for loan losses account into earnings, while in the same period of 2001, we increased the provision for loan losses by $4.6 million; and (ii) a higher net interest margin resulting from the lower cost of funds due to the repricing of time certificates of deposits. Excluding the reduction in the allowance in 2002 we would have experienced a net loss of ($495,000) or ($0.15) per share. See below under “Analysis of Provision and Allowance for Loan Losses” for a discussion of the significant changes in the allowance during 2001 and 2002.

Net Interest Income

Net interest income is the difference between total interest income and total interest expense. Changes in net interest income are affected by several factors, including changes in average balances of earning assets and interest-bearing liabilities, changes in rates on earning assets and rates paid for interest-bearing liabilities, and the level of noninterest-bearing deposits and stockholders’ equity. As Pacifica’s balance sheet grows, its larger asset base has generated more total interest income. Loans are the highest-yielding component of Pacifica’s earning assets. Since inception, Pacifica has experienced strong loan demand. Loans averaged 69% of Pacifica’s total interest-earning assets during 2002, compared to 71% during 2001.

Our summary average balance sheet and net interest income data for the periods are as follows:

(Dollars in thousands)	2002			2001
ASSETS	Average Balance	Interest Earned/Paid	Rate/ Yield	Average Balance	Interest Earned/Paid	Rate/ Yield
Interest-earning assets
Loans
Commercial	$42,773	$2,836	6.63%	$46,248	$3,736	8.08%
Real estate	65,634	5,103	7.77%	62,639	5,588	8.92%
Consumer	1,757	101	5.75%	3,442	242	7.02%

Total loans	110,164	8,040	7.30%	112,329	9,566	8.52%
Fees on loans	(407)	567		(479)	643

Total loans, net of fees	109,757	8,607	7.84%	111,850	10,209	9.13%
Receivable	321	17	5.30%	—	—	0.00%
Investments
Taxable	22,268	1,064	4.78%	23,749	1,243	5.23%
Tax-exempt	—	—	—	—	—	—

Total investments	22,268	1,064	4.78%	23,749	1,243	5.23%

Interest-earning deposits with banks	22,636	374	1.65%	18,546	704	3.80%
Federal funds sold	4,001	62	1.55%	3,354	133	3.97%
Federal Home Loan Bank stock	238	14	0	261	18	0

Cash equivalent and FHLB stock	26,875	451	1.68%	22,161	855	3.86%

Total interest-earning assets	159,221	10,138	6.37%	157,760	12,307	7.80%

Noninterest-earning assets
Cash and due from banks	2,769			3,000
Premises and equipment, net of depreciation	2,579			1,257
Other, less allowance for loan losses	(2,590)			(694)

Total noninterest-earning assets	2,758			3,563

TOTAL ASSETS	$161,979			$161,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Deposits
NOW, savings and money market accounts	$40,606	$785	1.93%	$35,421	$1,261	3.56%
Time deposits < $100,000	15,530	547	3.52%	16,667	988	5.93%
Time deposits ≥ $100,000	77,394	2,812	3.63%	79,669	4,744	5.95%

Total interest-bearing deposits	133,530	4,144	3.10%	131,757	6,993	5.31%

Other short-term borrowed funds	1,345	71	5.28%	580	28	4.83%
Mandatory redeemable preferred stock	841	74	8.80%	—	—	—

Total interest-bearing liabilities	135,716	4,289	3.16%	132,337	7,021	5.31%

Noninterest-bearing liabilities
Demand deposits	12,875			11,250
Other liabilities	1,648			2,557

	14,523			13,807

Stockholders’ equity	11,740			15,179

TOTAL LIABILITIES AND EQUITY	$161,979			$161,323

Net interest income and net interest spread		$5,849	3.21%		$5,286	2.50%

Net interest margin (net interest income/earning assets)			3.67%			3.35%

Net interest income before provision for loan losses for the year 2002 increased by $563,000, or 11%, to $5.9 million, compared to a decrease of $199,000, or 4% to $5.3 million in 2001. The increase in net interest income in 2002 reflects the effect of the repricing of time certificates of deposit to a lower average rate over time coupled with an increase in interest-earning assets and a decrease in average yield on interest-earning assets. On both dollar-for-dollar basis and percentage basis, interest-earning assets increased slower than interest-bearing liabilities during 2002. Compared with 2001, average interest-earning assets increased approximately $1.5 million, or 1%, to $159.2 million while average interest-bearing liabilities increased $3.3 million, or 2%, to $135.6 million. Due to the lower yield on interest-earning assets in 2002 as compared to 2001, total interest income for 2002 decreased $2.2 million, or 18%, from 2001. Meanwhile, the repricing of time certificates allowed us to lower our cost of funds. Total interest expense for 2002 decreased $2.7 million, or 39%, as compared to 2001. The decrease in net interest income in 2001 reflects the impact of rate changes on prime-based loans and the lag in repricing of time certificates of deposit. On a dollar-for-dollar basis, interest-earning assets increased more than interest-bearing liabilities during 2001. Compared with 2000, average earning assets increased approximately $50.7 million, or 47%, to $157.8 million while average interest-bearing liabilities increased $46.5 million, or 54%, to $132.3 million in 2001. Given the current rate environment and the anticipated deployment of cash into loans and/or investments, we expect net interest margin and net interest income to increase slightly during 2003.

Net interest margin (net interest income divided by average earning assets) was 3.67% in 2002, compared with 3.35% in 2001. The increase in net interest margin reflects the positive effect of our efforts to lower the cost of deposits. The average yield on earning assets decreased to 6.37% during 2002 from 7.80% in 2001. Meanwhile, the average cost of interest-bearing liabilities for 2002 decreased significantly to 3.16% from 5.31% in 2001.

The decrease in average yield on interest-earning assets is primarily due to the 475 basis point decline during 2001 and an additional 25 basis point drop in 2002 in short-term interest rates. Our interest-earning assets have been repricing more quickly than our interest-bearing liabilities and the effects to lower the cost of deposits have lagged the effect of reduced loan and investment yields. Over the course of 2001 and 2002, Pacifica has significantly lowered its cost of deposits, resulting in a positive impact on our net interest margin. At December 31, 2002, Pacifica had $88.2 million in time certificates of deposits. Approximately $29.5 million of those time certificates of deposit are expected to reprice in the first quarter of 2003, which management believes will have a positive impact on our net interest margin for subsequent financial quarters.

To a large extent, the asset yields and cost of funds reflect the level of interest rates as set by the Federal Reserve Board and the competitive nature of the financial services industry. Currently, Pacifica’s assets tend to track the prime rate and reprice more quickly than its liabilities. Therefore, net interest margin usually increases in a rising interest rate environment. In contrast, Pacifica may experience decreasing net interest income as a result of “rate squeeze” caused by this same principle in periods of falling interest rates, before the repricing of interest-bearing liabilities catches up with the repricing of interest-earning assets. Management continually monitors Pacifica’s mix of interest-earning assets and interest-bearing liabilities to maintain an appropriate balance. We also maintain programs to set floors on our loans to protect our interest earnings.

Average loans (net of deferred loan fees) were approximately $109.8 million in 2002, down $2.1 million from $111.9 million in 2001. Due to the amount of loan payoffs and slower growth in new loan originations during the first half of 2002, total loans (net of deferred loan fees) as of year-end 2002 increased by 4% as compared to year-end 2001, yet the average balance for the year was lower. The yield on the loan portfolio (net of deferred loan fees) averaged 7.84% in 2002, compared to 9.13% in 2001. The decrease in loan yield is consistent with the drop in interest rates. During 2002, average interest-bearing deposits were $133.5 million, an increase of $1.7 million compared to 2001. The cost of interest-bearing deposits decreased from 5.31% for 2001 to 3.10% for 2002.

Income on investments, interest-earning deposits, Federal Home Loan Bank stock and federal funds sold totaled $1.5 million in 2002, a decrease of $583,000, or 28%, when compared to 2001. The yield on investments was 4.78% for 2002, as compared to 5.23% for 2001.

Rate/Volume Analysis. The dollar amounts of interest income and interest expense fluctuate depending upon changes in interest rates and upon changes in amounts (volume) of Pacifica’s interest-earning assets and interest-bearing liabilities. Changes attributable to: (i) changes in volume (changes in average outstanding balances multiplied by the prior period’s rate); (ii) changes in rate (changes in average interest rate multiplied by the prior period’s volume); and (iii) changes in rate/volume (changes in rate times the change in volume that were allocated proportionately to the changes in volume and the changes in rate) were as follows:

	2002 vs 2001			2001 vs 2000
	Increase/(decrease) due to		Total	Increase/(decrease) due to		Total
(Dollars in thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest income
Loans
Commercial	$(266)	$(634)	$(900)	$1,323	$(1,238)	$85
Real estate	258	(743)	(485)	1,290	(141)	1,149
Consumer	(103)	(38)	(141)	45	(55)	(10)

Interest income—loans (excluding fees)	(111)	(1,415)	(1,526)	2,658	(1,434)	1,224
Fees on loans	(77)	—	(77)	165	—	165

Interest income—loans (including fees)	(111)	(1,492)	(1,603)	2,658	(1,270)	1,389
Investments
Taxable	(75)	(104)	(179)	648	(248)	400
Tax-exempt	—	—	—	—	—	—

Total interest income—investments	(75)	(104)	(179)	648	(248)	400
Interest-earning deposits with banks	131	(460)	(330)	444	(269)	175
Federal funds sold	22	(93)	(71)	1	(77)	(76)
Federal Home Loan Bank stock	(4)	—	(4)	2	—	2
Interest income—other	16	1	17	—	—	—

Interest income—other	165	(552)	(387)	446	(346)	101

Total interest income	(21)	(2,148)	(2,169)	3,752	(1,863)	1,889
Interest expense
Deposits
NOW, savings and money market accounts	164	(640)	(476)	237	(335)	(97)
Time Deposits <$100,000	(63)	(378)	(441)	500	(32)	468
Time deposits ≥ $100,000	(132)	(1,800)	(1,932)	1,908	(213)	1,694

Total interest expense on deposits	(31)	(2,817)	(2,849)	2,645	(581)	2,065
Other borrowed funds	37	6	43	35	(11)	24
Mandatory redeemable preferred stock	—	74	74	—	—	—

Total interest expense	6	(2,737)	(2,732)	2,680	(592)	2,088

Net interest income	$(26)	$589	$563	$1,072	$(1,271)	$(199)

Noninterest Income

Noninterest income decreased by $1.5 million, or 51%, to $1.4 million in 2002, compared to an increase of $2.5 million, or 595% in 2001. The decrease in 2002 was due primarily to the $1.7 million gain on the sale of investment securities and derivatives recognized in 2001. Loan fee income, service release premium, discount and rebate income from Pacifica Mortgage totaled $827,000 in 2002, an increase of $175,000 or 27%, from $652,000 in 2001. International banking services and other fee income also increased as a result of the successful expansion of the various Pacifica services and the increase in transaction volume.

The following table presents a breakdown of various components of Pacifica’s noninterest income for 2002, 2001 and 2000.

	Years Ended December 31,
(Dollars in thousands)	2002	Change	2001	Change	2000
Gain on sale of securities and derivatives	$43	$(1,689)	$1,732	$1,732	$—
Residential mortgage loan fee income	827	175	652	652	—
International trade finance fees	250	22	228	25	203
Service fees	117	15	102	50	52
Overdraft fees	73	(3)	76	29	47
Credit card fees	1	(42)	43	7	36
ATM fees	12	(2)	14	(4)	18
Other fee income	87	48	39	(20)	59

	$1,410	$(1,476)	$2,886	$2,471	$415

Noninterest Expense

Noninterest expense increased $1.3 million, or 19%, in 2002, and $2.2 million, or 51%, in 2001. The increase resulted primarily from the additional personnel costs and occupancy expense.

Set forth below is a schedule showing additional detail concerning increases in the Company’s noninterest expense for 2002, 2001 and 2000:

	Years Ended December 31,
(Dollars in thousands)	2002	Change	2001	Change	2000
Compensation and employee benefits	$4,874	$895	$3,979	$1,261	$2,718
Loan origination costs	(345)	(104)	(241)	32	(273)

Net compensation and employee benefits	4,529	791	3,738	1,293	2,445
Occupancy expense	1,274	297	977	385	592
Professional services	329	1	328	135	193
B&O taxes	209	24	185	21	164
Data processing	179	93	86	(5)	91
Loan collection expense	158	2	156	156	—
FDIC assessment	144	121	23	1	22
Director fees	128	22	106	2	104
Telephone and data communications	109	31	78	21	57
Office supplies, stationary and printing	109	(37)	146	40	106
Travel and entertainment	93	(19)	112	(16)	128
Couriers, postage and mail service	92	—	92	15	77
Advertising, marketing and bank promotions	65	(55)	120	22	98
Other expenses	336	(12)	348	120	228

Total noninterest expense	$7,754	$1,259	$6,495	$2,190	$4,305

Salaries and employee benefits expenses were approximately $4.5 million in 2002, compared to $3.7 million in 2001 and $2.4 million in 2000. The increase in 2002 was due primarily to the salary and severance payments to the Company’s former president and CEO, and the growth in the number of employees during the year. A significant reduction in the number of Company personnel and the associated expense was made during the fourth quarter of 2002, the full impact of which will be seen in 2003. We anticipate the salary expense to decrease during 2003. The increase in 2001 as compared to 2000 was primarily a result of the growth in the number of employees. Pacifica’s average number of employees was 62 for the year 2002, compared with 55 and 40 for 2001 and 2000, respectively.

Occupancy and equipment expense was $1.3 million in 2002, $977,000 in 2001 and $592,000 in 2000, an increase of $297,000, or 30% in 2002 and $385,000, or 65%, in 2001. The increase in occupancy and equipment expense was due primarily to the increase in building lease expense. Pacifica leased additional office space in March and August of 2001, and June 2000. Lease expense for our Seattle Office, which was opened in December 2001, accounted for the majority of the lease expense increase in 2002. We renegotiated our main office lease in 2002 and expect the occupancy and equipment expense to slightly decrease in 2003 due to the lower cost per square foot for certain suites.

Total expenses, other than compensation and employee benefits and occupancy expense, increased $170,000 in 2002 and $512,000 in 2001. This is due primarily to the increase in data processing expense and FDIC assessment cost.

Financial Condition

Investment Activities

Pacifica’s investment portfolio is an important source of liquidity and interest income. The Company’s total investment portfolio includes Federal Home Loan Bank of Seattle (“FHLB”) stock, available-for-sale securities and time certificates with other banks. The Company had no held-to-maturity or trading securities. All securities are classified as available-for-sale and are carried at fair value. Securities are used by management as part of its asset/liability management strategy and may be sold in response to interest rate changes or significant prepayment risk.

The Company’s total investment portfolio decreased by $10.7 million, or 32%, from $34.3 million at year-end 2001 to $23.3 million at year-end 2002. The restructuring of the investment portfolio during 2002 produced a portfolio of shorter duration, in anticipation of a change in market condition and higher rates. The Company moved more funds into cash as part of the restructuring of the portfolio to maintain higher liquidity in anticipation of the decrease in time certificates of deposit. Pacifica is a stockholder in the Federal Home Loan Bank of Seattle (“FHLB”). As of December 31, 2002 and 2001, Pacifica owned FHLB stock of $133,000 and $273,000, respectively. Available-for-sale securities were $22.5 million and $33.2 million at December 31, 2002 and 2001, respectively. As of December 31, 2002, U.S. government agency securities comprised 66% of the securities portfolio, with mortgage-backed securities at 4% and Corporate debt securities at 30%. Purchases totaled $46.7 million while maturities and principal paydowns totaled $27.6 million. During 2002, the Company sold available-for-sale securities of approximately $29.6 million and realized gains of $43,000. For further information on investments securities, see Note 2 to the consolidated financial statements.

Lending Activities

Loan Portfolio Composition. Pacifica originates a wide variety of loans to small and medium-sized businesses and individuals. The following table sets forth the loan portfolio composition by type of loan at the dates indicated:

	December 31,
Dollars (In Thousands)	2002	% of Total	2001	% of Total
Commercial and industrial loans	$38,594	35%	$41,673	38%
Real estate—construction	23,112	21%	26,071	24%
Real estate—mortgage	47,477	43%	35,864	32%
Consumer and other	957	1%	2,665	2%

	110,140	100%	106,273	97%
Less deferred loan fees	(405)	0%	(395)	0%

Total loans	$109,735	100%	$105,878	96%

At December 31, 2002, total loans increased by $3.9 million to $109.7 million from $105.9 million at year-end 2001. Real estate mortgage loans contributed to the increase, while all other categories of loans decreased due to loan maturities and payoffs. Commercial and residential real estate mortgage loans increased $11.6 million, or 32%; real estate construction loans decreased $3.0 million, or 11%; commercial loans decreased $3.1 million, or 7%; while consumer and other loans decreased $1.7 million, or 64%. Funding for the growth in loans in 2002 came primarily from the deployment of interest-bearing cash.

Pacifica’s commercial loan portfolio includes loans to businesses in the manufacturing, wholesale, retail, service, agricultural and construction industries, primarily located in King County. As of December 31, 2002, there was no significant concentration of loans to any particular group of customers engaged in similar activities and having similar economic characteristics. However, due to the limited scope of Pacifica’s primary market area, a substantial geographic concentration of credit risk exists and, as a result, localized economic downturns can be expected to have a more pronounced effect on Pacifica than they might with a similar but more geographically diversified business.

Asset Quality

Nonperforming Assets. Nonperforming loans include nonaccrual loans, restructured loans, and loans 90 days or more past due. Pacifica’s policy generally is to place loans on a nonaccrual basis when, in management’s judgment, the collateral value and the financial condition of the borrower do not justify accruing interest as an income item. Interest previously recorded but not deemed collectible is reversed and charged against current income. Interest income on these loans is then recognized when collected. Restructured loans are loans for which the contractual interest rate has been reduced or other concessions are granted to the borrower because of deterioration in the financial condition of the borrower resulting in the borrower’s inability to meet the original contractual terms of the loans. At December 31, 2002 and 2001, the Company had nonperforming loans of $214,000 and $478,000, respectively, representing a reduction of 55%. The nonperforming loans are also considered as impaired loans (see Note 3 to the Consolidated Financial Statements). The Company considers loans impaired when it is probable the Company will not be able to collect all amounts as scheduled under a loan agreement. The $214,000 balance consists of two loans. One loan in the amount of $110,000 is well secured by real estate and we anticipate collection in full during 2003. The second loan in the amount of $104,000 was subsequently brought current and renewed in January 2003.

Potential problem loans are loans that are performing and are not nonaccrual, past due, or restructured, but about which there are significant doubts about the borrower’s ability to comply with the present repayment terms in the future and which later may be included in nonaccrual, past due, or restructured loans. We had $4.3 million in potential problem loans at December 31, 2002, compared to $7.8 million at year-end 2001, a reduction of 45%. None of the potential problem loans at year-end 2002 are in impaired loans (see Note 3 to the Consolidated Financial Statements). Management anticipates the current level of potential problem loans to improve in the following year as we continue our efforts to comply with our Supervisory Directive and achieve workout plans with our customers. We are currently on target to meet the goals set in the new Directive.

The following table sets forth, at the dates indicated, information with respect to potential problem loans and nonperforming loans of the Company:

	December 31,
(Dollars in thousands)	2002	2001	2000
Potential problem loans	$4,289	$7,849	$—
Nonperforming loans:
Nonaccrual loans	$110	$478	$—
Restructured loans	—	—	—
Accruing loans 90 days or more past due	104	—	22

Total nonperforming loans	214	478	22
Other real estate owned	—	—	—

Total nonperforming assets	$214	$478	$22

Nonperforming loans as a percentage of total loans	0.20%	0.45%	0.02%
Nonperforming assets as a percentage of total assets	0.12%	0.28%	0.02%

Analysis of Provision and Allowance for Loan Losses.

The allowance for loan losses is established to absorb potential loan losses inherent in a loan portfolio. The allowance is increased by a provision for loan losses and reduced by loans charged off (net of recoveries). The provision for loan losses is charged directly against earnings in the corresponding period. On the balance sheet, the loan loss reserve is applied against gross loans to arrive at net loans outstanding. If a loan is charged off, the charge-off reduces net loans on the balance sheet only to the extent the charge-off exceeds the established reserve; from the income statement perspective, the charge-off in excess of the reserve ordinarily is charged against operating revenues.

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

While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination.

Pacifica’s loan loss analysis procedure emphasizes early detection of loan losses. The Company significantly increased its allowance for loan losses through additional provisions during 2001, and no additions to the allowance for loan losses were made during 2002. During 2002, we achieved significantly greater net recoveries on charged-off loans than expected, including a large insurance settlement, and significantly reduced the amount of our classified assets. Based on an analysis of our allowance for loan losses, management determined at the end of the second quarter after $887,000 of the insurance settlement was credited to the loan loss reserve as a recovery, and again at the end of the third quarter after $875,000 of the insurance settlement was credited as a recovery to the loan loss reserve, that the loan loss reserve was in excess of the amount determined by management to be necessary to cover potential loan losses. Management, therefore determined that it was appropriate to, and did, transfer a total of $603,000 out of the allowance for loan losses during 2002, with $500,000 being transferred out in the second quarter of 2002 and $103,000 being transferred out in the third quarter of 2002. At December 31, 2002, the allowance for loan losses was $2.9 million, or 2.67% of total loans, compared to $3.53 million, or 3.33% of total loans, at December 31, 2001. The $611,000 decrease from year-end 2001 represents net recoveries from previously charged off loans as discussed below and the transfer of excess funds out of the Allowance. Management believes the current balance of the allowance for loan losses is adequate to provide against current potential loss that are reasonably likely in light of our current loan portfolio and existing expected economic conditions. We anticipate that additions to the allowance for loan losses in 2003, if any, would be minimal, particularly as we address our moderate loan growth and the effects of the Directive to improve our asset quality.

During 2002, we collected $2.1 million from loan loss recoveries, of which $1.76 million represents recoveries from a bond claim. The Company filed a bond claim of approximately $2.5 million in October 2001 with its insurance company in connection with a previously charged-off credit. Settlement payments received totaled $1.79 million, of which $1.76 million was credited to the Allowance and $25,000 was applied to offset a portion of the claim expenses in accordance with the claim settlement agreement.

The following table shows the allocation of the allowance for loan losses at December 31, 2002 and 2001:

	December 31,
	2002		2001
(Dollars in thousands)	$ Amount	%	$ Amount	%
Balance applicable to:
Commercial and industrial loans	$1,624	56%	$1,906	54%
Real estate—construction	24	1%	576	16%
Real estate—mortgage	510	17%	1,021	29%
Consumer and other	761	26%	27	1%

Total	$2,919	100%	$3,530	100%

The following table provides an analysis of Pacifica’s allowance for loan losses for the fiscal years ending December 31, 2002, 2001, and 2000:

	December 31,
(Dollars in thousands)	2002	2001	2000
Total loans	$109,735	$105,878	$105,822
Average loans	109,757	111,850	82,860
Balance of allowance for loans losses
at beginning of period	$3,530	$1,306	$589
Charge-offs:
Commercial loans	(2,141)	(2,559)	—
Recoveries:
Commercial loans	2,133	141	—

Net charge-offs	(8)	(2,418)	—
Provision charged to expense	(603)	4,642	717

Balance of allowance for loan losses at end of period	$2,919	$3,530	$1,306

Net charge-off to average loans outstanding	0.01%	2.16%	0.00%
Allowance as a percentage of total loans	2.66%	3.33%	1.23%
Allowance as a percentage of nonperforming loans	1364%	738%	6016%

Maturities and Sensitivities of Loans to Changes in Interest Rate. For information on the aggregate contractual maturities of loans as of December 31, 2002 and the amounts of variable and fixed rate loans that mature after one year, see Note 3 of the consolidated financial statements.

Premises and Equipment

During 2002, fixed assets increased by $483,000. The net change included purchases of $963,000, proceeds from the sale of equipment of $8,000 and depreciation expenses of $472,000. Such expenditures included the remodeling costs for the Seattle office and certain office spaces in the Bellevue office, and additional expenditures for furniture, equipment and software. The Company does not expect any significant capital expenditures in 2003.

Deposits

Pacifica offers various types of deposit accounts, including checking, savings, money market accounts and a variety of certificate of deposit accounts. Total deposits decreased $7.6 million, or 5%, to $148.3 million at December 31, 2002, compared to $156 million at December 31, 2001. Pacifica seeks to attract deposits in its primary market area by pricing its products competitively and delivering quality service.

Time deposits accounted for 66% of the total interest-bearing deposits at December 31, 2002, and 73% at December 31, 2001. Money market deposits made up 23% of the total interest-bearing deposits at December 31, 2002 and 2001. NOW accounts made up 11% and 4% of the interest-bearing deposits at December 31, 2002 and 2001, respectively.

Noninterest-bearing deposits were $14 million at December 31, 2002, an increase of $774,000, or 6% compared to year-end 2001. During the same period, interest-bearing deposits decreased $8.4 million, or 6%, to $134.4 million, with the decrease being attributable to time deposits and money market deposits. During the year 2002, time deposits decreased $15.5 million to $88.2 million, of which $14.3 million was the decrease in jumbo time certificates. Money market accounts decreased $2.2 million to $31.1 million, while NOW accounts increased $9.2 million to $14.7 million.

The following table sets forth the average balances outstanding and average interest rates for each major category of our deposits for the periods indicated:

	Years ended December 31,
	2002		2001
(Dollars in thousands)	Average balances	Average yield	Average balances	Average yield
Interest-bearing demand accounts	$5,350	1.04%	$5,396	2.87%
Money market accounts	34,905	2.07%	29,836	3.69%
Savings accounts	351	1.47%	189	2.73%
Certificates of deposit	92,924	3.62%	96,336	5.95%

Total interest-bearing accounts	133,530	3.10%	131,757	5.31%
Noninterest-bearing demand accounts	12,875	—	11,249	—

Total average deposits	$146,405	2.83%	$143,007	4.89%

The only deposit category with stated maturity dates is certificates of deposit. At December 31, 2002, Pacifica had $88.2 million in certificates of deposit. Approximately all of Pacifica’s certificates of deposits renew automatically at maturity, unless otherwise directed by the customer.

The following table sets forth the amounts and maturities of certificates of deposit with balances of $100,000 or more at December 31, 2002:

(Dollars in thousands)	December 31, 2002
Remaining maturity
Less than three months	$24,361
Three to six months	13,826
Six to twelve months	28,511
Over twelve months	6,023

$72,721

Borrowings

At December 31, 2002 and December 31, 2001, Pacifica had demand notes issued to the U.S. Treasury in the amount of $163,000 and $247,000, respectively, representing the Treasury Tax and Loan note balance.

In addition, Pacifica obtained a $3 million one-year revolving line of credit with an unrelated third party bank in September 2001 and renewed the line in November 2002. The line of credit is collateralized by the Company’s Pacifica Bank stock and subject to certain restrictive covenants including, among others, requirements with regards to capital ratios, return on assets, allowance ratios and lender’s prior approval on certain transactions. Interest on this line is at the bank’s prime rate plus 0.75% and is paid quarterly. Borrowings under this line of credit totaled $809,000 and $1.1 million at December 31, 2002 and 2001, respectively. The Company used a portion of the proceeds from its Series A preferred stock offering to pay down on this line during 2002.

Under the accounting principles generally accepted in the United States of America and the reporting guidelines of the Federal Reserve Board, the Company’s Limited Life Preferred is accounted for as subordinated debt. The Company received subscription for $2 million in Limited Life Preferred during 2002.

Capital

Preferred Stock

The Company is authorized to issue up to 3,000,000 shares of no par value preferred stock. The Board of Directors has the authority to determine the rights and privileges to be granted to holders of preferred stock. In June 2002, the Company commenced an offering of up to 8,000 shares of its Series A Preferred Stock, designated as a combination of Series A-1 Perpetual Cumulative Preferred Stock (the “Perpetual Preferred”) and Series A-2 Five-Year Cumulative Mandatory Redeemable Preferred Stock (the “Limited Life Preferred”). The Series A Preferred Stock was offered at $1,000 per share, in a private placement to accredited investors, sophisticated investors, and non-U.S. persons. The Perpetual Preferred pays an initial annual cash dividend of 9.8% adjusted bi-annually to the equivalent of the current U.S. 30-year Treasury Bond yield + 400 basis points. The Limited Life Preferred pays an initial annual cash dividend of 8.8% adjusted bi-annually to the equivalent of the current U.S. 30-year Treasury Bond yield + 300 basis points. The first bi-annual adjustment occurred on January 1, 2003 based on a current U.S. 30-year Treasury Bond yield of 4.78%. The Series A Preferred Stock are entitled to receive a liquidation amount equal to the original purchase price, plus any accrued but unpaid dividends. The Series A Preferred Stock is non-voting, except for certain matters relating to the Company’s Articles of Incorporation. The Limited Life Preferred is accounted for as subordinated debt while the Perpetual Preferred is accounted for as equity capital.

During 2002, the Company received subscriptions totaling $2.35 million from the offering of its Series A Preferred Stock: $350,000 in sales of its Perpetual Preferred and $2 million in Limited Life Preferred. The Preferred Stock offering is currently suspended as we evaluate our ongoing capital and funding needs to determine whether to issue any additional Preferred Stock and, if so, in what amounts.

The proceeds of the Series A Preferred Stock offering were applied to contribute to the Bank’s capital, to pay down the outstanding advances on the Company’s commercial line of credit. The Company will also use the proceeds to reserve for the first two-years’ dividends due on the Series A Preferred Stock and to provide for future growth opportunities.

Common Stock

Pacifica’s shareholders’ equity at December 31, 2002 was $12.2 million, compared with $11.8 million at year-end 2001. Shareholders’ equity was 7% of total assets at December 31, 2002 and 2001.

The primary reason for the increase in the Company’s shareholders’ equity since December 31, 2001 was the net income for the year of $108,000 and the $350,000 proceeds from the sale of Perpetual Preferred Stock. The accumulated deficit decreased from $4.4 million at year-end 2001 to $4.3 million as of year-end 2002 due primarily to a net income of $108,000 and a dividend accrual on preferred stock of $14,000 for year 2002. Accumulated other comprehensive income decreased by $65,000 to $43,000 as of December 31, 2002 from $108,000 at December 31, 2001, due to a decrease in unrealized gain on available-for-sale securities, net of tax effect.

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

The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk. The Directive discussed in “Description of Business – Regulation and Supervision” is expected to require our Tier I Leverage Capital ratio to be maintained at a level that would be typically required for a de novo bank (a newly chartered bank with less than three years of operations). Banks with capital ratios below the required minimum are subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

The FDIC has established qualifications necessary to be classified as a well-capitalized bank, primarily for assignment of FDIC insurance premium rates. Pacifica’s capital ratios exceeded the regulatory capital requirements and qualified as “well-capitalized” at December 31, 2002 and 2001.

See Note 8 of the consolidated financial statements for information on the current regulatory requirements for capital ratios that are applicable to the Company and the Bank, and their respective capital ratios at December 31, 2002 and 2001.

Liquidity and Capital Resources

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

Pacifica’s primary sources of new funds are customer deposits. These funds, together with loan repayments, retained earnings, equity and other borrowed funds are used to make loans, to acquire investment securities and other assets and to fund continuing operations. The primary source of demands on our capital are customer demand for withdrawal of deposits and borrowers’ demands that we advance funds against unfunded lending commitments. Our total unfunded lending commitments at December 31, 2002 were $30.3 million, and we expect less than all of these loans are likely to be fully drawn upon at any one time. Pacifica also may use advances from the Federal Home Loan Bank and borrowings at correspondent banks to meet short-term liquidity needs. At December 31, 2002 we had unused credit lines totaling $17.6 million. Certain borrowings have collateral requirements and are subject to availability of funds.

Cash. Cash and cash equivalents at December 31, 2002 totaled $29.7 million, down 5% from $31.4 million at year-end 2001.

Cash from (used by) Operating Activities. Net cash used by operating activities totaled $2.1 million in 2002, down from net cash provided by operating activities of $593,000 in 2001. Net cash used by operating activities in 2002 was caused primarily by the $1.2 million increase in other assets, the $1 million reduction in interest payable and the $603,000 reduction to the provision for loan losses. In 2001, positive cash flow from operating activities was primarily due to the increase of $4.6 million to the provision for loan losses.

Cash from (used by) Investing Activities. Net cash provided by investing activities was $6.1 million during 2002, as compared to net cash used by investing activities of $17.9 million in 2001. Net funding for new loans of 2002 primarily came from the sales, pay downs and maturities of securities. While new loans and investment purchases were funded by deposits in the same period of 2001. This reflects management’s effort in reducing excess interest-bearing deposits.

Cash from (used by) Financing Activities. In 2002, net cash used by financial activities totaled $5.6 million, down from net cash provided by financing activities of $36.3 million in 2001, as the result of a decrease in interest-bearing deposits of $8.4 million and a decrease in borrowings of $346,000. Proceeds of $2.35 million from the sale of preferred stock in 2002 represents a new financing source for the Company. In 2001, funding from financing activities came mainly from interest-bearing deposit growth of $31.4 million.

Interest Rate Swaps

As part of our asset/liability management, Pacifica occasionally uses interest rate swaps to hedge interest rate exposure on a portion of our variable-rate loans. See below under Item 7a “Quantitative and Qualitative Disclosures about Market Risk” for a discussion of the companies asset/liability management. During October 2000, Pacifica entered into two interest rate swap agreements in the notional amount of $10 million each with the objective of stabilizing cash flows, and accordingly, net interest income, over time. Under the swap agreements, Pacifica received a fixed rate of interest on a semi-annual basis, and paid an adjustable rate on a quarterly basis. During April 2001, the Company sold the interest rate swaps and realized a gain of $763,000. Total net interest income on the swaps recognized in 2001 was $57,000. As of December 31, 2001 and 2000, the accumulated unrealized gains on the cash flow hedge (net of income taxes) were $0 and $280,000, respectively, which is included in the balance of accumulated other comprehensive income. See Note 14 in the consolidated financial statements.

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

New Accounting Pronouncements

See Note 21 of the consolidated financial statements.

Factors That May Impact Our Financial Condition and Results of Operations

In addition to the other information contained in this report, one or more of the following risks may affect our business, financial condition and results of operations, and in some cases these effects could be material and adverse. Readers are cautioned that the factors described here are not an exhaustive list of potential occurrences or conditions that may have an adverse impact. Instead, we are subject to the general risks facing banking and financial services businesses and to other unforeseen risks that, alone or in combination with one or more potential events described below, may cause us to fall short of our expected performance.

We are operating under regulatory orders that limit our ability to grow our business, to extend and maintain loans, and to respond with as much flexibility as other financial institutions, and these limitations may make it difficult or impossible for us to operate profitably in existing or forthcoming economic conditions.

On March 27, 2002 we became subject to a supervisory directive issued by the Director of the Washington Department of Financial Institutions. That directive was amended (as so amended, the “Directive”) as of February 25, 2003, and as currently amended, the Directive imposes certain capital requirements and places various limitations on our operations, including, among other things, the requirement that we take specified and unspecified steps to improve asset quality and reduce our levels of adversely classified assets. Management also will be required to obtain board of directors approval for certain types and amounts of loans, and those limitations are more restrictive than our previously existing underwriting policies. Moreover, the Directive imposes various requirements that require us to restructure certain of our credit administration policies, that we obtain a third-party review of our loan portfolio, and that we take various other steps that will cause us to incur costs we had not previously anticipated. We may be unable to absorb these costs in light of our more limited ability to make loans, and we may be required to charge additional loan losses to our results of operations, to take additional loan loss reserves, or both. Any of these steps may limit our profitability or cause us to incur further operating losses.

The Directive will stay in place until we are able to meet all of its requirements and the bank regulators are otherwise satisfied with the condition of the Bank. Failure to comply with the Directive would cause continued restriction of our growth, could cause us to default on our outstanding securities or on various other obligations, and may lead to further regulatory action against Pacifica and our board of directors.

Our markets are geographically concentrated and regional economic factors that impact our markets will affect our business more than they might a bank holding company with more diverse markets.

Our market is located almost exclusively in the Seattle and Bellevue, Washington, business districts. Our customers are directly and indirectly dependent upon the economies of these areas and upon the technology, manufacturing, aerospace and tourism industries, which are the primary employers and revenue sources in our markets. National, regional, and local economic factors that affect these industries will have a disproportionately negative impact on our customers. Localized economic declines will thus adversely impact our customers, and in exacerbated circumstances may increase the rate at which our borrowers default on their loans. The Boeing Company, the largest employer in our market area, has undergone extensive personnel reductions and production cutbacks over the last decade, and these trends have been exacerbated since the terrorist attacks of September 11, 2001. Adverse events also have characterized the technology sector since early 2000. As a result, the Puget Sound economy has suffered disproportionately in comparison to the more generalized economic downturn experienced nationally in recent years, and we expect these trends will continue to effect our borrowers and our depositors. Additionally, the vast majority of our loans are secured by real and personal property located in this same region, and continuing or worsening economic conditions in this area could make it more difficult for us to realize full value on the collateral that secures our loans. A deterioration in economic and business conditions in our market areas, particularly in the technology and aerospace sectors, could have a material adverse impact on the quality of our loan portfolio and the demand for our products and services, which in turn may have a material adverse effect on our results of operations. Further, a downturn in the national economy might further exacerbate local economic conditions. The extent of the future impact of these events on economic and business conditions cannot be predicted.

Our earnings depend upon the spread between the interest rate we receive on loans and securities and the interest rates we pay on deposits and borrowings if interest rates decline our business may be impacted more severely than would be experienced in a diversified business.

Our earnings are impacted by changing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities, and rates paid on deposits and borrowings. The relationship between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, our interest rate spread could be expected to increase during times of rising interest rates and, conversely, to decline during times of falling interest rates. Exposure to interest rate risk is managed by monitoring the re-pricing frequency of the Bank’s rate-sensitive assets and rate-sensitive liabilities over any given period. Although we believe our current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse affect on our business, financial condition and results of operations.

Our business is heavily regulated and the creation of additional regulations may negatively affect our operations.

We are subject to government regulation that could limit or restrict our activities, which could, whether or not in connection with the Directive, adversely impact our operations. The financial services industry is regulated extensively. Federal and state regulation is designed primarily to protect the deposit insurance funds and consumers, and not to benefit our stockholders. These regulations can sometimes impose significant limitations on our operations. In addition, these regulations are constantly evolving and may change significantly over time. Significant new laws or changes in existing laws or repeal of existing laws may cause our results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for us.

In our intensely competitive markets many of our competitors offer similar services, which could impair our ability to attract new customers and retain existing customers.

The financial services business in our market areas is highly competitive. It is becoming increasingly competitive due to changes in regulation, technological advances, and the accelerating pace of consolidation among financial services providers. We face competition both in attracting deposits and in making loans, and our competitors include more traditional financial services companies such as national and super-regional banks, community banks and credit unions, as well as more recent competitors such as investment companies, mortgage companies, insurance firms and brokerage firms. We compete for customers principally through the interest rates we pay on deposits and the interest rates and loan fees we charge on loans, and while we target customers who seek the efficiency and quality of services we provide, that level of service limits our ability to compete on price while continuing to operate profitably. Increasing levels of competition in the banking and financial services industries may reduce our market share or cause the prices we charge for our services to fall. Our results may differ in future periods depending upon the nature or level of competition.

Our earnings depend to a large extent upon the ability of our borrowers to repay their loans and our inability to manage this credit risk would negatively affect our business.

A source of risk arises from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially affect our results of operations, and the Directive noted, among other things, that our previous credit administration procedures may have been inadequate. We have therefore been required to increase our allowance for loan and lease losses and to adopt other measures to address regulatory concerns, and if these measures are not sufficient, we may face additional regulatory action or may experience additional loan charge-offs or reserves.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our results of operations depend substantially on our net interest income. Like most financial institutions, our interest income and cost of funds are affected by general economic conditions and by competition, and in addition, our community banking focus makes our results of operations particularly dependent on the Washington economy.

The purpose of asset/liability management is to provide stable net interest income growth by protecting our earnings from undue interest rate risk, which arises from volatile interest rates and changes in the balance sheet mix, and by managing the risk/return relationships between liquidity, interest rate risk, market risk, and capital adequacy. We maintain an asset/liability management policy that provides guidelines for controlling exposure to interest rate risk by setting a target range and minimum for the net interest margin and running simulation models under different interest rate scenarios to measure the risk to earnings over the next 12-month period.

In order to control interest rate risk in a rising interest rate environment, our philosophy is to shorten the average maturity of the investment portfolio and emphasize the pricing of new loans on a floating rate basis in order to achieve a more asset sensitive position, therefore, allowing quicker repricings and maximizing net interest margin. Conversely, in a declining interest rate environment, our philosophy is to lengthen the average maturity of the investment portfolio and emphasize fixed rate loans, thereby becoming more liability sensitive. In each case, the goal is to exceed our targeted net interest margin range without exceeding earnings risk parameters.

The excess of our interest-earning assets over interest-bearing liabilities has generally been invested in securities, primarily securities issued by governmental agencies. The securities portfolio contributes to our profits and plays an important part in the overall interest rate management. The primary tool used to manage interest rate risk is determination of mix, maturity and repricing characteristics of the loan portfolios. The loan and securities portfolios must be used in combination with management of deposits and borrowing liabilities and other asset/liability techniques to actively manage the applicable components of the balance sheet. In doing so, we estimate our future needs, taking into consideration historical periods of high loan demand and low deposit balances, estimated loan and deposit increases, and estimated interest rate changes.

Although analysis of interest rate gap (the difference between the repricing of interest-earning assets and interest-bearing liabilities during a given period of time) is one standard tool for the measurement of exposure to interest rate risk, we believe that because interest rate gap analysis does not address all factors that can affect earnings performance, such as early withdrawal of time deposits and prepayment of loans, it should not be used as the primary indictor of exposure to interest rate risk and the related volatility of net interest income in a changing interest rate environment. Interest rate gap analysis is primarily a measure of liquidity based upon the amount of change in principal amounts of assets and liabilities outstanding, as opposed to a measure of changes in the overall net interest margin.

The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of our interest-earning assets and interest-bearing liabilities at December 31, 2002. The amounts in the table are derived from internal data based upon regulatory reporting formats and, therefore, may not be wholly consistent with financial information appearing elsewhere in the audited financial statements that have been prepared in accordance with generally accepted accounting principles. The amounts shown below could also be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits and competition.

	December 31, 2002
	Estimated Maturity or Repricing
(Dollars in thousands)	0-3 months	4-12 months	1-5 years	Thereafter	Total
Interest-earning assets
Interest-earning deposits	$—	$14,146	$—	$—	$14,146
Federal funds sold	13,080	—	—	—	13,080
Investment securities	19,046	1,347	2,125	—	22,518
Loans	49,301	32,771	23,157	4,911	110,140

Total interest-earning assets	$81,427	$48,264	$25,282	$4,911	$159,884

Percent of total interest-earning assets	50.93%	30.19%	15.81%	3.07%	100.00%

Interest-bearing liabilities
Deposits
NOW, savings and money market accounts	$20,833	$—	$25,350	$—	$46,183
Time deposits	29,461	51,989	6,726	—	88,176
Other short-term borrowed funds	—	972	—	—	972
Mandatory redeemable preferred stock	2,000	—	—	—	2,000
Total interest-bearing liabilities	$52,294	$52,961	$32,076	$—	$137,331

Percent of total interest-earning assets	32.71%	33.12%	20.06%	0.00%	85.89%

Rate Sensitivity Gap	$29,133	$(4,697)	$(6,794)	$4,911	$22,553
Cumulative rate sensitivity gap	29,133	24,436	17,642	22,553	—
Cumulative gap as percentage of total assets	17.69%	14.84%	10.71%	13.69%	—
Total assets					$164,688

As stated previously, certain shortcomings, including those described below, are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. Additionally, certain assets have features, which restrict changes in their interest rates, both on a short-term basis and over the lives of the assets. Further, in the event of a change in market interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the tables as can the relationship of rates between different loan and deposit categories. Moreover, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an increase in market interest rates.

We utilize a simulation model to monitor and manage interest rate risk within parameters established by our internal policy. The model projects the impact of a 100 basis point increase and a 100 basis point decrease, from prevailing interest rates, on the balance sheet over a period of 12 months. Generalized assumptions are made on how investment securities, classes of loans and various deposit products might respond to the interest rate changes. These assumptions are inherently uncertain, and as a result, the model cannot precisely estimate net interest income nor precisely predict the impact of higher or lower interest rates on net interest income. Actual results would differ from simulated results due to factors such as timing, magnitude and frequency of rate changes, customer reaction to rate changes, changes in market conditions and management strategies, among other factors.

Based on the results of the simulation models at December 31, 2002, we expect a decrease in net interest income of $91,000 and an increase of $18,000 in net interest income over a 12-month period, if interest rates decreased or increased an immediate 100 basis points, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MOSS-ADAMS LLP

Certified Public Accountants

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders

Pacifica Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of Pacifica Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the periods ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacifica Bancorp, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and cash flows for each of the three years in the periods ended December 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/    Moss-Adams LLP

Bellingham, Washington

January 31, 2003 (except for Note 20

As to which the date is February 28, 2003)

PACIFICA BANCORP, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2002 AND 2001

	(In Thousands)
ASSETS	2002	2001
CASH AND CASH EQUIVALENTS
Cash and due from banks	$3,144	$2,559
Interest bearing cash	13,489	25,497
Federal funds sold	13,080	3,300

Total cash and cash equivalents	29,713	31,356

INVESTMENTS
Interest bearing deposits in other banks	657	857
Securities available-for-sale, at fair value	22,518	33,177
Federal Home Loan Bank stock, at cost	133	273

Total investments	23,308	34,307

LOANS	109,735	105,878
Less allowance for loan losses	(2,919)	(3,530)

Total loans, net	106,816	102,348

OTHER ASSETS
Bank premises and equipment, net	2,609	2,126
Accrued interest receivable	778	994
Other	1,464	233

Total other assets	4,851	3,353

TOTAL ASSETS	$164,688	$171,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
DEPOSITS
Noninterest-bearing	$13,961	$13,187
Interest-bearing	134,359	142,782

Total deposits	148,320	155,969

OTHER LIABILITIES
Accrued interest payable	948	1,983
Other accrued liabilities	272	297
Other borrowings	972	1,318

Total other liabilities	2,192	3,598
Mandatory redeemable preferred stock	2,000	—

Total liabilities	152,512	159,567

STOCKHOLDERS’ EQUITY
Preferred stock, $-0- par value, 3,000,000 shares authorized; 2,350 shares issued and outstanding, 350 shares accounted for as equity and 2,000 shares as liabilities	350	—
Common stock, $0 par value, 10,000,000 shares authorized, 3,260,368 shares issued and outstanding at December 31, 2002 and 2001	16,054	16,054
Capital surplus	—	—
Retained earnings (accumulated deficit)	(4,271)	(4,365)
Accumulated other comprehensive income, net of tax	43	108

Total stockholders’ equity	12,176	11,797

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$164,688	171,364

See accompanying notes to these consolidated financial statements.

PACIFICA BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	(In Thousands, except for per share amounts)
	2002	2001	2000
INTEREST
Loans, including fees	$8,624	$10,209	$8,820
Investments and interest-bearing deposits	1,452	1,965	1,388
Federal funds sold	62	133	210

Total interest income	10,138	12,307	10,418

INTEREST EXPENSE
Deposits	4,144	6,993	4,928
Borrowings	71	28	5
Mandatory redeemable preferred stock	74	—	—

Total interest expense	4,289	7,021	4,933

NET INTEREST INCOME	5,849	5,286	5,485
PROVISION FOR LOAN LOSSES	(603)	4,642	717

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	6,452	644	4,768

NONINTEREST INCOME
Income from mortgage banking activities	827	652	—
Service fees	117	102	52
Previously unrealized gains on derivatives reclassified into earnings	—	280	—
Net gain on sale of derivatives	—	483	—
Net gain on sale of investments	43	969	—
Foreign trade fees	250	228	203
Other income	173	172	160

Total noninterest income	1,410	2,886	415

NONINTEREST EXPENSES
Salaries and employee benefits	4,529	3,738	2,445
Occupancy and equipment	1,274	977	592
Professional services	329	328	198
State business taxes	209	185	164
Data processing	179	86	91
Loan collection	158	156	—
FDIC assessment	144	23	22
Director fees	128	106	104
Other expenses	804	896	689

Total noninterest expenses	7,754	6,495	4,305

INCOME (LOSS) BEFORE INCOME TAXES	108	(2,965)	878
INCOME TAXES	—	—	—

NET INCOME (LOSS)	108	(2,965)	878
Less accrued perpetual preferred stock dividends	(14)	—	—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$94	$(2,965)	$878

NET INCOME (LOSS) PER SHARE AVAILABLE TO COMMON SHAREHOLDERS
Basic	$0.03	$(0.91)	$0.27

Diluted	$0.03	$(0.91)	$0.24

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	3,260,368	3,265,961	3,233,264

Diluted	3,319,275	3,265,961	3,607,867

See accompanying notes to these consolidated financial statements.

PACIFICA BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

						Retained Earnings (Accumulated	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’
	Preferred Stock		Common Stock		Capital				Comprehensive
(In Thousands)	Shares	Amount	Shares	Amount	Surplus	Deficit)	Net of Tax	Equity	Income (Loss)
BALANCE, December 31, 1999			1,607,664	$8,038	$4,753	$1,007	$(33)	$13,765
Comprehensive income
Net income						878		878	$878
Other comprehensive income
Change in unrealized gains on available-for-sale securities, net of tax effects of $252							489	489	489
Change in unrealized gains on cash flow hedge, net of tax effect of $144							280	280	280

Total comprehensive income									$1,647

Transfer from undivided profits to capital surplus (Note 8)					3,285	(3,285)
Stock options exercised			21,440	107	107			214

BALANCE, December 31, 2000			1,629,104	8,145	8,145	(1,400)	736	15,626
Comprehensive income
Net loss						(2,965)		(2,965)	$(2,965)
Other comprehensive income
Change in unrealized gains (losses) on available-for-sale securities, net of tax effects of ( $179)							(348)	(348)	(348)
Change in unrealized gains (losses) on cash flow hedge net of tax effects of ($145)							(280)	(280)	(280)

Total comprehensive income (loss)									$(3,593)

Common stock split (2-for-1, $0 par value)			1,629,104	8,145	(8,145)
Common stock retired			(40,920)	(452)				(452)
Stock options exercised			43,080	216				216

BALANCE, December 31, 2001			3,260,368	16,054	—	(4,365)	108	11,797
Comprehensive income
Net income						108		108	$108
Other comprehensive income
Change in unrealized gains (losses) on available-for-sale securities, net of tax effects of ( $33)							(65)	(65)	(65)

Total comprehensive income (loss)									$43

Preferred stock issued	350	$350						350
Preferred stock dividends accrued						(14)		(14)

BALANCE, December 31, 2002	350	$350	3,260,368	$16,054	$—	$(4,271)	$43	$12,176

See accompanying notes to these consolidated financial statements.

PACIFICA BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

Increase (Decrease) In Cash

	(In Thousands)
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$108	$(2,965)	$878
Adjustments to reconcile net income (loss) to net cash flows from operating activities
Provision for loan losses	(603)	4,642	717
Net amortization (accretion) of securities	48	97	(93)
Realized gain on sale of available-for-sale securities, net	(43)	(969)	—
Realized gain on sale of derivatives	—	(763)	—
Federal Home Loan Bank stock dividends	(14)	(18)	(16)
Depreciation	472	390	268
Changes in operating assets and liabilities
Accrued interest receivable	216	(35)	(579)
Other assets	(1,231)	(152)	(21)
Accrued interest payable	(1,035)	271	1,099
Other liabilities, net	(6)	95	6

Net cash flows from operating activities	(2,088)	593	2,259

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing deposits in banks	200	700	(953)
Purchases of available-for-sale investment securities	(46,664)	(95,412)	(14,287)
Proceeds from sales, maturities and principal payments of available-for-sale securities	57,220	80,242	9,037
Proceeds from sale of derivatives	—	763	—
Net change in loans made to customers	(3,865)	(2,898)	(46,539)
Redemption of Federal Home Loan Bank stock	154	—	—
Proceeds from disposal of equipment	8	—	—
Additions to premises and equipment	(963)	(1,324)	(254)

Net cash flows from investing activities	6,090	(17,929)	(52,996)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in noninterest-bearing deposits	774	4,191	(13)
Increase in interest-bearing deposits	(8,423)	31,366	48,724
Increase (decrease) in other borrowings	(346)	942	376
Repurchase of common stock	—	(452)	—
Proceeds from issuance of mandatory redeemable preferred stock	2,000	—	—
Proceeds from issuance of preferred stock	350	—	—
Proceeds from issuance of common stock	—	216	214

Net cash flows from financing activities	(5,645)	36,263	49,301

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,643)	18,927	(1,436)
CASH AND CASH EQUIVALENTS, beginning of year	31,356	12,429	13,865

CASH AND CASH EQUIVALENTS, end of year	$29,713	$31,356	$12,429

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$5,324	$6,750	$3,834

Cash paid (Tax Refund) during the period for income taxes	$(100)	$100	$—

Dividends on perpetual preferred stock to be paid in 2003	$14	$—	$—

See accompanying notes to these consolidated financial statements.

PACIFICA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – Pacifica Bancorp, Inc. (the “Company”), through its wholly-owned subsidiaries, Pacifica Bank (the “Bank”), and Pacifica Mortgage Company provides a full range of commercial and mortgage lending services as well as banking services to individuals and small-to-medium sized businesses through its offices in Bellevue and Seattle, Washington. The Company is subject to significant competition from other financial institutions. The Company is also subject to the regulations of certain Federal and State of Washington agencies and undergoes periodic examinations by those regulatory authorities.

Plan of Reorganization – In October 2000, Pacifica Bancorp, Inc. was formed. On January 1, 2001 under a plan of reorganization, Pacifica Bancorp, Inc. became the parent company of Pacifica Bank by issuing 3,258,208 shares of common stock in exchange for all outstanding shares of Pacifica Bank stock (1,629,104 shares) using a 2-for-1 ratio (stock split). On January 18, 2001, the Company created an additional wholly-owned subsidiary, Pacifica Mortgage Company.

Principles of Consolidation – For the year ended December 31, 2002 and 2001, the consolidated financial statements include the accounts of Pacifica Bancorp, Inc., and its wholly-owned subsidiaries, Pacifica Bank and Pacifica Mortgage Company. All material intercompany balances and transactions have been eliminated. For the year ended December 31, 2000 the financial statements include Pacifica Bank only.

Financial Statement Presentation and Use of Estimates – The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reporting practices applicable to the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, as of the date of the balance sheet, and revenues and expenses for the period. Actual results could differ from estimated amounts. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans.

Cash and Cash Equivalents – For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Investments in federal funds sold are made with major banks as approved by the Board of Directors.

The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

Interest bearing cash represents funds on deposit in a demand account with the Federal Home Loan Bank of Seattle in the amount of $13.5 million and $25.5 million as of December 31, 2002 and 2001, respectively.

Included in cash and due from banks are legally reserved amounts which are required to be maintained on an average basis in the form of cash and balances due from the Federal Reserve Bank and other banks. Average reserve requirements approximate $200,000 and $262,000 for the years ended December 31, 2002 and 2001, respectively.

Interest-bearing Deposits in Other Banks – Interest-bearing deposits in banks mature within one year and are carried at cost.

PACIFICA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments – The Company’s investments are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale, or (3) trading. Investment securities are categorized as held-to-maturity when the Company has the positive intent and ability to hold those securities to maturity. Securities which are held-to-maturity are stated at cost and adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income.

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

The Company had no held-to-maturity or trading securities at December 31, 2002 and 2001.

Federal Home Loan Bank Stock – The Bank’s investment in Federal Home Loan Bank (the “FHLB”) stock is carried at par value ($100 per share), which reasonably approximates its fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of outstanding FHLB advances. The Bank may request redemption at par value of any stock in excess of the amount the Bank is required to hold. Stock redemptions are at the discretion of the FHLB.

Loans Held for Sale – Loans originated and intended for sale in secondary markets are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Gains or losses on the sale of such loans are based on the specific identification method. There were no loans held for sale at December 31, 2002 and 2001.

Loans Receivable – Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

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

PACIFICA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received, or payment is considered certain.

The Company’s policy is to place loans on a nonaccrual basis when, in management’s judgment, the collateral value and the financial condition of the borrower do not justify accruing interest as an income item. Interest previously recorded but not deemed collectible is reversed and charged against current income. Interest income on these loans is then recognized when collected.

Allowance for Loan Losses – The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

Bank Premises and Equipment – Company premises and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets, which range from three to ten years. Total depreciation expense was $472,000, $390,000 and $268,000 in 2002, 2001 and 2000, respectively.

Income Taxes – Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred taxes result from temporary differences in the recognition of certain income and expense amounts between the Bank’s financial statements and its tax returns. The principal items giving rise to these differences include depreciation, investment income and loan loss reserves. Because of unused net operating losses and preopening expenses and uncertainty surrounding their use, the Company has not recognized a tax provision within the statement of income.

Gain and Loss on Sale of Loans – Gains and losses on sales of loans are recognized when loans are considered sold to investors. The gain or loss is determined by the difference between expected sales proceeds and the carrying value of the loans. Such carrying costs include principal advanced and related costs of origination, less loan and discount fees collected.

Financial Instruments – (1) Credit Related Financial Instruments. In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

PACIFICA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

For a qualifying cash flow hedge transaction in which the Company is hedging a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability, changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as a cash-flow hedge, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows. The ineffective portion of all hedges is recognized in current-period earnings.

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

Advertising Costs – The Company expenses advertising costs as they are incurred. Total advertising expenses were $34,000, $76,000 and $59,000 in 2002, 2001 and 2000, respectively.

Stock Option Plans – The Company recognizes the financial effects of stock options under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Generally, stock options are issued at a price equal to the fair value of the Company’s stock as of the grant date. Under APB 25, options issued in this manner do not result in the recognition of employee compensation in the Company’s financial statements. Disclosures required by Statement of Financial Accounting Standards No. 123, Accounting For Stock-Based Compensation, are as follows. The pro forma information recognizes as compensation, the value of stock options granted using an option valuation model known as the Black-Scholes model. The estimated fair value for options issued in 2002, 2001 and 2000 is estimated at $163,000, $287,000 and $244,000, respectively.

The following assumptions were used to estimate the fair value of the options:

	2002	2001	1999
	(5 Year Vesting)	(5 Year Vesting)	(5 Year Vesting)
Weighted average risk-free interest rate	4.35%	5.03%	6.13%
Dividend yield rate	0.00%	0.00%	0.00%
Price volatility	67.34%	0.00%	0.00%
Weighted average expected life of options	10 Years	10 Years	10 Years

PACIFICA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Management believes that the assumptions used in the option pricing model are highly subjective and represent only one estimate of possible value, as there is no active market for the options granted. The fair value of the options granted in 2002, 2001 and 2000 are allocated to pro forma earnings over the vesting period of the options. The pro forma effect on the Company’s earnings as a result of options issued in 2002, 2001 and 2000 is as follows:

	(In Thousands, except for per share amounts)
	2002 (Pro Forma)	2001 (Pro Forma)	2000 (Pro Forma)

Net income (loss) from Company operations	$108	$(2,965)	$878
Less accrued perpetual preferred stock dividends	(14)	—	—

Net income (loss) available to common shareholders	94	(2,965)	878
Addition compensation for fair value of stock options	(309)	(450)	(410)

Pro forma net income (loss) from Company operations	$(215)	$(3,415)	$468

Net income (loss) per share available to common shareholders
Basic
As reported	$0.03	$(0.91)	$0.27

Pro forma	$(0.07)	$(1.05)	$0.14

Diluted
As reported	$0.03	$(0.91)	$0.24

Pro forma	$(0.07)	$(1.05)	$0.13

The remaining unrecognized compensation for fair value of stock options was $421,000, $763,000 and $926,000 as of December 31, 2002, 2001 and 2000, respectively.

Net Income (Loss) Per Share Available to Common Shareholders – Basic earnings (loss) per share amounts are computed based on the weighted average number of shares outstanding during the period after giving retroactive effect to the stock split at time of reorganization. Diluted earnings per share are computed by determining the number of additional shares that are deemed outstanding due to stock options under the treasury stock method. Information concerning additional shares that may be dilutive, consisting of stock options, is contained in Note 16.

Segments – Pursuant to Statement of Financial Accounting Standards (SFAS) No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company has evaluated the requirements of this standard and have identified two reportable segments: Pacifica Bank and Pacifica Mortgage Company, both wholly-owned subsidiaries of Pacifica Bancorp, Inc. Disclosures required by this standard are included in Note 19.

Reclassifications – Certain amounts in the prior year’s financial statements have been reclassified to conform to the 2002 presentation.

PACIFICA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

NOTE 2 – INVESTMENT SECURITIES

Carrying amounts and approximate fair values of investment securities are summarized as follows:

	(In Thousands)
	2002
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Available-for-Sale Securities
U.S. Government agencies	$14,956	$37	$—	$14,993
Mortgage-backed securities	789	—	—	789
Corporate debt securities	6,706	30	—	6,736

TOTAL INVESTMENT SECURITIES	$22,451	$67	$—	$22,518

	(In Thousands)
	2001
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Available-for-Sale Securities
U.S. Government agencies	$25,597	$76	$—	$25,673
Mortgage-backed securities	7,416	88	—	7,504

TOTAL INVESTMENT SECURITIES	$33,013	$164	$—	$33,177

The amortized cost and estimated fair value of investment securities at December 31, 2002 by contractual or expected maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The maturities reported for mortgage-backed securities are based on contractual maturities and principal amortization.

	(In Thousands)
	2002			2001
	Available-For-Sale Securities			Available-For-Sale Securities
	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
U.S. Government agencies
One year or less	$14,956	$14,993	5.43%	$17,163	$17,251	4.45%
Over 1 year through 5 years	—	—	—	1,434	1,421	4.81
After 5 years through 10 years	—	—	—	7,000	7,000	3.15
Mortgage-backed securities
One year or less	—	—	—	2,592	2,613	5.23
Over 1 year through 5 years	789	789	4.38	4,824	4,892	3.25
After 5 years through 10 years	—	—	—	—	—	—
Over 10 years	—	—	—	—	—	—
Corporate debt securities
One year or less	2,206	2,210	4.75	—	—	—
Over 1 year through 5 years	4,500	4,526	6.60	—	—	—
After 5 years through 10 years	—	—	—	—	—	—

	$22,451	$22,518	5.09%	$33,013	$33,177	4.08%

PACIFICA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

NOTE 2 – INVESTMENT SECURITIES (Continued)

Proceeds from sales of investments and gross realized gains and losses on investment sales were as follows for the years ended December 31, 2002 and 2001:

	(In Thousands)
	2002	2001
Proceeds from sales of investments	$29,590	$66,860

Gross gains realized on sales of investments	$73	$974

Gross losses realized on sales of investments	$30	$5

Investment securities with a fair value of approximately $15.9 million as of December 31, 2002 and 2001 were pledged to secure U.S. government and public deposits, and for other purposes as required by law.

NOTE 3 – LOANS

The major classifications of loans at December 31 are summarized as follows:

	(In Thousands)
	2002	2001
Commercial	$38,594	$41,673
Real estate—construction	23,112	26,071
Real estate—mortgage	47,477	35,864
Consumer and other	957	2,665

	110,140	106,273
Less deferred loan fees	(405)	(395)

Total loans	$109,735	$105,878

Contractual maturities of loans as of December 31, 2002 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay loans with or without prepayment penalties.

	(In Thousands)
	Within One Year	One to Five Years	After Five Years	Total
Contractual Maturities
Commercial	$32,222	$3,916	$2,456	$38,594
Real estate—construction	22,942	—	170	23,112
Real estate—mortgage	4,997	26,929	15,551	47,477
Consumer and other	411	511	35	957

Total	$60,572	$31,356	$18,212	$110,140

Variable interest rate loans maturing after one year are $17.0 million and $14.9 million at December 31, 2002 and 2001, respectively, and fixed interest rate loans maturing after one year are $32.6 million and $30.6 million, respectively, as of such dates.

PACIFICA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

NOTE 3 – LOANS (Continued)

The Bank initiated interest rate floors on certain variable rate loans during 2002, ranging from approximately 6.5% to 7.0% depending on maturity of the loans. The Bank does not offer interest rate caps on its variable rate loans.

The allowance for loan losses at December 31 and changes during the period are as follows:

	(In Thousands)
	2002	2001	2000
Balance, beginning of year	$3,530	$1,306	$589
Charge-offs	(2,141)	(2,559)	—
Recoveries	2,133	141	—
Provision (credited) charged to operating expenses for loan losses	(603)	4,642	717

Balance, end of year	$2,919	$3,530	$1,306

A summary of impaired loans is as follows:

	(In Thousands)
	2002	2001	2000
Impaired loans	$110	$4,028	$—

Average balance of impaired loans	$6,490	$8,274	$—

Allowance for loan losses related to impaired loans	$1	$850	$—

Nonaccruing loans	$110	$2,161	$—

Interest income collected on impaired loans and nonaccruing loans	$418	$556	$—

Subsequent to year-end, the $110,000 nonaccrual loan/impaired loan was paid off in full. The $1.7 million of loans classified as impaired at December 31, 2001 were reclassified to nonaccrual status subsequent to year-end 2001.

A summary of past due loans follows:

	(In Thousands)
	30 to 89 Days Past Due and Still Accruing	90 Days or More Past Due and Still Accruing
December 31, 2002	$2,364	$104

December 31, 2001	$2,804	$—

PACIFICA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

NOTE 4 – BANK PREMISES AND EQUIPMENT

Bank premises and equipment at December 31 are classified as follows:

	(In Thousands)
	2002	2001
Leasehold improvements	$1,705	$1,299
Furniture and fixtures	950	677
Office equipment	304	276
Computer software	553	385
Computer equipment	539	460

	4,051	3,097
Less accumulated depreciation and amortization	(1,442)	(971)

	$2,609	$2,126

NOTE 5 – DEPOSITS

Deposits as of December 31 consisted of the following:

	(In Thousands)
	2002	2001
Savings accounts	$312	$227
Certificates of deposit under $100.000	15,455	16,677
Certificates of deposit equal to or greater than $100.000	72,721	86,981
Demand accounts
Noninterest-bearing	13,961	13,187
Interest-bearing	14,738	5,570
Money market accounts	31,133	33,327

	$148,320	$155,969

At December 31, 2002, scheduled maturities of certificates of deposit are as follows:

Year Ending December 31,	(In Thousands)
2003	$81,449
2004	6,520
2005	207

$88,176

NOTE 6 – OTHER BORROWINGS

At December 31, 2002 and 2001, the Company had demand notes issued to the U.S. Treasury in the amount of $163,000 and $247,000, respectively, representing the Treasury Tax and Loan note balance and is collateralized by a $171,000 and $1.0 million pledged security, respectively.

PACIFICA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

NOTE 6 – OTHER BORROWINGS (CONTINUED)

The Company obtained a $3 million one-year revolving line of credit with a bank in September 2001 which was renewed in November 2002. The line of credit is collateralized by the Bank’s stock and subject to certain restrictive covenants including, among others, requirements with regards to capital ratios, loan loss reserve ratios and lender’s prior approval on certain transactions. The Company was out of compliance with one of these covenants at December 31, 2002. The Company has received a letter from the lender waiving compliance with such covenant. Interest on this line is at the bank’s prime rate plus 0.75% and is paid quarterly. Borrowings under this line of credit totaled $809,000 and $1.07 million at December 31, 2002, and 2001, respectively.

At December 31, 2002, the Company had additional short-term funding sources available totaling $15.9 million with variable interest rates up to 1.63% and collateralized by $15.7 million. There were no borrowings outstanding under these agreements as of December 31, 2002 and 2001.

NOTE 7 – INCOME TAXES

A reconciliation of the effective income tax rate with the federal statutory tax rate is as follows:

	(In Thousands)
	2002		2001		2000
	Amount	Rate	Amount	Rate	Amount	Rate
Income tax provision at statutory rate	$37	34.0%	$(1,008)	(34.0)%	$298	34.0%
Increase (decrease) in tax resulting from:
Tax-exempt interest	—	—	(18)	(0.6)	(66)	(8.0)
Non-qualified stock options	—	—	(38)	(1.3)	(55)	(6.0)
Disallowed expenses	25	23.0	17	0.6	26	3.0
Other	(26)	(24.0)	12	0.4	(16)	(1.0)
Adjustments to defered tax asset valuation allowance	(36)	(33.0)	1,035	34.9	(187)	(22.0)

	$—	—%	$—	—%	$—	—%

Total deferred tax assets and liabilities as of December 31 are as follows:

	(In Thousands)
	2002	2001
Deferred Tax Assets
Unamortized preopening expenditures	$65	$146
Net operating loss carryforward	1,066	232
Allowance for possible loan losses in excess of tax reserves	736	1,303
Other deferred tax assets	26	30

Total deferred assets	1,893	1,711
Deferred Tax Liabilities
Deferred loan fees for tax purposes in excess of deferred amounts for financial reporting purposes	(77)	(54)
Tax effect of unrealized gains on available-for-sale securities	(22)	(55)
Bank premises and equipment	(163)	(14)
Other deferred tax liabilities	(86)	(40)

Total deferred liabilities	(348)	(163)

Net deferred tax asset	1,545	1,548
Less valuation allowance on net deferred tax asset	(1,567	(1,603)

Net deferred tax liability	$(22)	$(55)

PACIFICA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

NOTE 7 – INCOME TAXES (Continued)

The Company has not recognized a net deferred tax asset due to the uncertainty surrounding their ultimate value to the Company, and accordingly, management has reduced net deferred tax assets by a valuation allowance.

The Company has net operating loss carryforwards totaling $3,134,000 that may be utilized to offset future federal taxable income. Net operating loss carryforwards will expire as follows:

Year Ending December 31,	(In Thousands)
2018	$52
2019	488
2021	585
2022	2,009

$3,134

NOTE 8 – STOCKHOLDERS’ EQUITY

Regulatory Capital – The Company on a consolidated basis and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I (as defined) capital to average assets (as defined).

PACIFICA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

NOTE 8 – STOCKHOLDERS’ EQUITY (Continued)

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.

	(Amounts In Thousands)
	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2002
Total Risk-based Capital Ratio
Consolidated	$15,350	11.98%	$10,248	≥	8.00%	$12,810	≥	10.00%
Pacifica Bank	$15,196	11.99%	$10,138	≥	8.00%	$12,673	≥	10.00%
Tier I Risk-based Capital Ratio
Consolidated	$12,132	9.47%	$5,124	≥	4.00%	$7,686	≥	6.00%
Pacifica Bank	$13,595	10.73%	$5,069	≥	4.00%	$7,604	≥	6.00%
Tier I Leverage Ratio
Consolidated	$12,132	7.81%	$6,215	≥	4.00%	$7,769	≥	5.00%
Pacifica Bank	$13,595	8.80%	$6,181	≥	4.00%	$7,726	≥	5.00%
As of December 31, 2001
Total Risk-based Capital Ratio
Consolidated	$13,198	11.09%	$9,682	≥	8.00%	$12,103	≥	10.00%
Pacifica Bank	$13,590	11.45%	$9,498	≥	8.00%	$11,873	≥	10.00%
Tier I Risk-based Capital Ratio
Consolidated	$11,689	9.82%	$4,841	≥	4.00%	$7,262	≥	6.00%
Pacifica Bank	$12,081	10.18%	$4,749	≥	4.00%	$7,124	≥	6.00%
Tier I Leverage Ratio
Consolidated	$11,689	6.82%	$6,855	≥	4.00%	$10,283	≥	5.00%
Pacifica Bank	$12,081	7.06%	$6,847	≥	4.00%	$10,270	≥	5.00%

Directive – As a result of the September 2001 examination by the FDIC and the Washington State Department of Financial Institutions, Division of Banks (the “Department”), the Bank is subject to a Directive (the “Directive”) dated March 27, 2002. Management prepared action plans, formed an Asset Quality Committee, and took other steps to improve credit quality, monitor capital ratios, maximize earnings, and promote stability during 2002. The Bank successfully met substantially all of the requirements set forth in the Directive, including the requirements as to the Tier 1 Leverage Capital ratio and the level of classified assets that needed to be met by December 31, 2002.

The FDIC and the Department conducted a joint examination in late 2002 and acknowledged improvement in the condition of the Bank. The regulators determined that the Bank should remain subject to a supervisory directive at least until the next regulatory examination, which is expected to occur in the fourth quarter of 2003. As a result, the Bank became subject to a revised Supervisory Directive (the “Directive”) dated February 25, 2003. The revised Directive addresses a number of issues related to the Bank’s growth and loan quality, by:

•	temporarily limiting the Bank’s ability to declare or pay dividends;

•	temporarily limiting the Bank’s maximum asset size to $180 million;

•	requiring the Bank’s Tier 1 Leverage Capital ratio to be maintained at 8% or greater; and maintain a “well-capitalized” designation as defined by FDIC regulations; and

•	requiring the Bank to reduce classified loans by a specified amount before each quarter-end of 2003.

PACIFICA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

NOTE 8 – STOCKHOLDERS’ EQUITY (Continued)

The regulators have informed us that the Supervisory will remain in place until we have met its requirements. The Board of Directors and management fully expect to be in compliance with the Directive throughout the year.

Preferred Stock Issuance – The Company is authorized to issue up to 3,000,000 shares of no par value preferred stock. The Board of Directors has the authority to determine the rights and privileges to be granted to holders of preferred stock. In June 2002, the Company commenced an offering of up to 8,000 shares of its Series A Preferred Stock, designated as a combination of Series A-1 Perpetual Cumulative Preferred Stock (the “Perpetual Preferred”) and Series A-2 Five-Year Cumulative Mandatory Redeemable Preferred Stock (the “Limited Life Preferred”). The Series A Preferred Stock was offered at $1,000 per share, in a private placement to accredited investors, sophisticated investors, and non-U.S. persons. The Perpetual Preferred pays an initial annual cash dividend of 9.8% adjusted bi-annually to the equivalent of the current U.S. 30-year Treasury Bond yield plus 400 basis points. The Limited Life Preferred pays an initial annual cash dividend of 8.8% adjusted bi-annually to the equivalent of the current U.S. 30-year Treasury Bond yield plus 300 basis points. The first bi-annual adjustment occurred on January 1, 2003, based on a current U.S. 30-year Treasury Bond yield of 4.78%. The Series A Preferred Stock is entitled to receive a liquidation amount equal to the original purchase price, plus any accrued but unpaid dividends. The Series A Preferred Stock is non-voting, except for certain matters relating to the Company’s Articles of Incorporation. The Limited Life Preferred is accounted for as subordinated debt while the Perpetual Preferred is accounted for as equity capital.

During 2002, the Company received subscriptions totaling $2.35 million from the offering of its Series A Preferred Stock: $350,000 in sales of its Perpetual Preferred and $2 million in Limited Life Preferred. The Preferred Stock offering is currently suspended as the Company evaluates its ongoing capital and funding needs to determine the actual amount of additional issuance, if any.

The proceeds of the Series A Preferred Stock offering were applied to contribute to the Bank’s capital, to pay down the outstanding advances on the Company’s commercial line of credit. The Company will also use the proceeds to reserve for the first two-years’ dividends due on the Series A Preferred Stock and to provide for future growth opportunities.

NOTE 9 – STOCK OPTION PLAN

Stock Option Plan – The Company has a 1998 Employee Stock Option Plan (the “Plan”), which provides for nonqualified stock options for non-officer directors and incentive stock options for officers and employees for a maximum of 1,000,000 as restated, shares of authorized common stock. Pursuant to the Plan, the Company has awarded options to officers, employees and directors at prices no less than fair market value at date of grant. Options generally vest and become exercisable in incremental percentages over five years from the grant date and expire after ten years, while certain options vest over three years.

PACIFICA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

NOTE 9 – STOCK OPTION PLAN (Continued)

Stock option transactions were:

	Options Available for Grant	Granted Options for Common Stock	Weighted Average Exercise Price of Shares Under Plan
BALANCE, December 31, 1999	2,200	896,600	$5.08
Authorized	100,000	—	$—
Granted	(109,880)	109,880	$9.32
Exercised	—	(42,880)	$5.00
Expired/Forfeited	73,480	(73,480)	$5.00

BALANCE, December 31, 2000	65,800	890,120	$5.52
Authorized	—	—	$—
Granted	(114,668)	114,668	$10.26
Exercised	—	(43,080)	$5.00
Expired/Forfeited	60,820	(60,820)	$7.74

BALANCE, December 31, 2001	11,952	900,888	$6.00
Authorized	200,000	—	$—
Granted	(113,550)	113,550	$6.91
Exercised	—	—	$—
Expired/Forfeited	160,870	(160,870)	$6.85

BALANCE, December 31, 2002	259,272	853,568	$5.94

The following table summarizes information concerning currently outstanding and exercisable options:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5-$8.5	715,170	5.86 years	$ 5.09	520,480	$ 5.07
$9.25-$9.5	63,080	7.25 years	$ 9.25	25,232	$ 9.25
$10-$11	75,318	8.66 years	$10.25	14,904	$10.33

NOTE 10 – EMPLOYEE BENEFIT PLAN

All regular full-time and part-time employees are eligible to participate in the Company’s 401(k) Plan (the “Plan”). Participation in the Plan begins on the first day of the month following the date of hire. Plan participants may contribute up to 15% of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to 100% of an employee’s contribution, up to 4% of his/her compensation. Matching contributions are vested immediately for employees hired prior to May 2002 and over a three year vesting period for employees hired on or after May 1, 2002, with 25% vesting after one year of employment, 50% vesting after two years and 100% vesting after three years. Total 401(k) matching contribution totaled $126,000, $92,000 and $78,000 during 2002, 2001 and 2000, respectively.

PACIFICA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

NOTE 11 – LEASE COMMITMENTS

Operating Lease Commitments – The Company leases its office premises for its operations. The Bellevue office space lease was entered into in 1998 and was amended in 2000, 2001 and 2002. The lease expires on August 31, 2007. The Company has, at its option the right to renew the lease for two additional five-year terms at rates to be mutually determined. Monthly rent for the first 24 months, the 25th to 36th months, the 37th to 60th months, the 61st to 84th months and the last 24 months is $23,459, $38,468, $43,875, $45,114, and $46,353, respectively. The Company also entered into a lease agreement for the Seattle office space in June 2001. The Seattle lease agreement expires on April 29, 2011. Monthly rent for the first 63 months and the 64th to 124th months is $15,178 and $16,666, respectively. Rental expense charged to operations was $676,000, $489,000 and $268,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Year Ending December 31,	(In Thousands)
2003	$708
2004	724
2005	728
2006	752
2007	571
Thereafter	667

$4,150

NOTE 12 – RELATED PARTY TRANSACTIONS

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

The aggregate balances and activity are as follows:

	(In Thousands)
	2002	2001	2000
Balance, beginning of year	$867	$1,416	$1,716
New loans or advances	825	1,297	2,077
Repayments	(951)	(1,846)	(2,377)

Balance, end of year	$741	$867	$1,416

Interest earned on loans	$46	$76	$158

Deposits from related parties totaled $739,000 and $1.7 million at December 31, 2002 and 2001, respectively.

PACIFICA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

NOTE 13 – SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

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

NOTE 14 – FINANCIAL INSTRUMENTS

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

Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees – Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company’s experience has been that approximately 80 percent of loan commitments are drawn upon by customers. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and commercial and residential real estate properties.

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

The Company has not been required to perform on any financial guarantees. The Company has not incurred any losses on its commitments in 2002 and 2001.

PACIFICA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

NOTE 14 – FINANCIAL INSTRUMENTS (Continued)

Derivative Instruments and Hedging Activities – As part of the Company’s asset/liability management, the Company uses interest rate swaps to hedge interest rate exposure. Interest rate swaps are contracts in which a series of interest rate flows in a single currency are exchanged over a prescribed period. The notional amounts are amounts on which calculations of payments are based. Notional amounts do not represent direct credit exposure. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any.

During October 2000, the Bank entered into one $10 million notional amount of two-year and another $10 million notional amount of five-year interest rate swap agreements with the objective of stabilizing cash flows, and accordingly, net interest income, over time. The swaps were intended to hedge a portion of the Bank’s variable loans. The swap agreements provided for the Bank to receive a fixed rate of interest and pay an adjustable rate. The swaps were accounted for as cash flow hedges under SFAS No. 133 and 138. The swaps were deemed to be effective and all changes in the fair value of the hedge were recorded in other comprehensive income with no impact on the income statement for any ineffective portion. During April 2001, the Company sold the interest rate swaps and realized a gain of $763,000. As of December 31, 2002 and 2001, the accumulated unrealized gains on the cash flow hedge (net of income taxes) were $-0-.

The periodic settlement of the swaps resulted in the reclassifying into earnings the gains or losses that were reported in accumulated comprehensive income. Total interest income on the swaps recognized during 2002 and 2001 were $-0- and $57,000.

The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed and approved by management.

A summary of the notional amounts of the Company’s financial instruments with off-balance sheet risk at December 31, 2002 follows:

Notional Amount (In Thousands)
Commitments to extend credit	$30,285
Commercial and standby letters of credit	2,688

$32,973

NOTE 15 – DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

PACIFICA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

NOTE 15 – DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash, Due From Banks, Federal Funds Sold and Interest Bearing Deposits – The carrying value amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Investment Securities – Fair values for investment securities are based on quoted market prices, where available. If quoted market values are not available, fair values are based on quoted market prices of comparable instruments.

Federal Home Loan Bank Stock – The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

Loans – For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values of fixed-rate commercial, real estate mortgage, installment, and other loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value.

Accrued Interest – Due to their short-term nature, the carrying value of accrued interest is considered to approximate fair value.

Off-Balance-Sheet Instruments – The Company’s off-balance-sheet instruments include unfunded commitments to extend credit, standby letters of credit, and financial guarantees. The fair value of these instruments is not considered practicable to estimate because of the lack of quoted market price and the inability to estimate fair value without incurring excessive costs. The estimated fair value of interest rate swaps are based upon calculations of the net present value of projected cash flows. Because interest rate swaps are carried at estimated fair value, carrying value and estimated fair value are the same.

Deposit Liabilities – The estimated fair values disclosed for demand deposits are equal to their carrying amounts, including savings, money market and NOW accounts. Fair values for fixed-rate time deposits are estimated using a discounted cash flow analysis that applies interest rates currently being offered on certificates to a schedule of aggregated expected maturities on time deposits. The carrying amount of interest payable approximates its fair value.

Other Borrowings – The carrying amount of the other borrowings is considered a reasonable estimate of their fair value due to the short-term nature of the advances.

Mandatory Redeemable Preferred Stock – The carrying amount of mandatory redeemable preferred stock is considered a reasonable estimate of their fair value due to the semi-annual repricing of this liability.

PACIFICA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

NOTE 15 – DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2002 and 2001 are as follows:

	(In Thousands)
	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and due from banks	$16,633	$16,633	$28,056	$28,056
Federal funds sold	13,080	13,080	3,300	3,300
Interest bearing deposits	657	657	857	857
Investment securities	22,518	22,518	33,177	33,177
Federal Home Loan Bank stock	133	133	273	273
Loans, including fair value of interest rate swap	106,816	107,287	102,348	103,355
Accrued interest receivable	778	778	994	994
Financial Liabilities
Demand, money market and savings deposits	60,144	60,144	52,311	52,311
Time deposits	88,176	87,062	103,658	104,649
Accrued interest payable	948	948	1,983	1,983
Other borrowings	972	972	1,318	1,318
Mandatory redeemable preferred stock	2,000	2,000	—	—

NOTE 16 – EARNINGS PER SHARE

The numerators and denominators of basic and diluted earnings (loss) per share are as follows:

	(In Thousands, except for per share amounts)
	2002	2001	2000
Net income (loss) (numerator)	$108	$(2,965)	$878
Less accrued perpetual preferred stock dividends	(14)	—	—

Net income (loss) available to common shareholders	$94	$(2,965)	$878

Shares used in the calculation (denominator)
Weighted average shares outstanding	3,260,368	3,265,961	3,233,264
Effect of dilutive stock options	58,907	—	374,603

Diluted shares	3,319,275	3,265,961	3,607,867

Net income (loss) per share available to common shareholders
Basic (adjusted for stock splits effective January 1, 2001)	$0.03	$(0.91)	$0.27

Diluted (adjusted for stock splits effective January 1, 2001)	$0.03	$(0.91)	$0.24

At December 31, 2002, 2001, and 2000, there were options to purchase 836,568, 445,060, and 445,060 shares of common stock outstanding. As of December 31, 2002, 2001, and 2000, options of 176,448, 12,000, and 12,000 were antidilutive and therefore not included in the computation of diluted net income (loss) per share available to common shareholders.

PACIFICA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Other comprehensive income and accumulated other comprehensive income consist of the following:

	(In Thousands)
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Balance, December 31, 2000	$1,115	$379	$736

Unrealized gains on avaliable-for-sale securities arising during the current period	442	150	292
Less: reclassification adjustment for gains realized in net income	969	329	640

Net unrealized losses on available-for-sale securities	(527)	(179)	(348)

Unrealized gains on cash flow hedge arising during the current period	338	114	224
Less: reclassification adjustment for gains realized in net income	763	259	504

Net unrealized losses on cash flow hedge	(425)	(145)	(280)

Balance, December 31, 2001	163	55	108

Unrealized gains on available-for-sale securities arising during the current period	(98)	(33)	(65)
Less: reclassification adjustment for gains realized in net income	—	—	—

Net unrealized losses on available-for-sale securities	(98)	(33)	(65)

Accumulated other comprehensive income	$65	$22	$43

NOTE 18 – PARENT COMPANY (ONLY) FINANCIAL INFORMATION

	(In Thousands)
	2002	2001
Condensed balance sheet at December 31:
Cash and due from banks	$24	$415
Investments in subsidiaries	13,928	11,932
Due from related nonbank company	1,113	538
Other assets	12	—

Total assets	$15,077	$12,885

Accrued interest	$78	$—
Short-term borrowings	809	1,071
Other liabilities	14	17

Total other liabilities	901	1,088
Mandatory redeemable preferred stock	2,000	—

Total liabilities	2,901	1,088

Stockholders’ equity	12,176	11,797

Total liabilities and stockholders’ equity	$15,077	$12,885

PACIFICA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

NOTE 18 – PARENT COMPANY (ONLY) FINANCIAL INFORMATION (Continued)

Condensed statement of operations for the years ended December 31:

	(In Thousands)
	2002	2001
Income
Interest	$59	$10
Other income	179	4
Dividend from subsidiary	75	—

Total income	313	14

Expenses
Interest	133	18
Professional services	182	—
Other	30	35

Total expenses	345	53

Loss before equity in undistributed income (loss) of subsidiaries	(32)	(39)
Equity in undistributed income (loss) of subsidiaries	140	(2,926)

Net income (loss)	$108	$(2,965)

Condensed statement of cash flows for the years ended December 31:

	(In Thousands)
	2002	2001
Cash flows from operating activities
Net income (loss)	$108	(2,965)
Adjustments to reconcile net income (loss) to net cash flows from operating activities
Equity in undistributed income (loss) of subsidiaries	(140)	2,926
Net change in other assets	(12)	—
Net change in other liabilities	60	17

Net cash flows from operating activities	16	(22)

Cash flows from investing activities
Dividend from bank subsidiary	—	150
Contribution of capital—bank subsidiary	(920)	—
Contribution of capital—nonbank subsidiary	(1,000)	(10)
Increase in advances to nonbank subsidiary	(575)	(538)

Net cash flows from investing activities	(2,495)	(398)

Cash flows from financing activities
Proceeds from borrowings	1,949
Repayment of borrowings	(2,211)	1,071
Proceeds from issuance of mandatory redeemable preferred stock	2,000	—
Proceeds from issuance of perpetual preferred stock	350	—
Proceeds from exercise of stock options	—	216
Repurchase of common stock	—	(452)

Net cash flows from financing activities	2,088	835

Net change in cash	(391)	415
Cash, beginning of year	415	—

Cash, end of year	$24	$415

PACIFICA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

NOTE 19 – SEGMENTS

The Company is organized based on the products and services that it offers. Under its current organizational structure, the Company has two reportable segments: Pacifica Bank (the “Bank”) and Pacifica Mortgage Company (“the Mortgage Company”), both are wholly-owned subsidiaries of Pacifica Bancorp, Inc., the parent bank holding company. The Bank offers a full range of commercial banking services, while the Mortgage Company generates loan fee income from the origination and sale of residential mortgage loans.

The principal activities conducted by the Bank are the origination of commercial business loans, commercial real estate loans, single-family residential, multi-family residential, consumer loans and the associated loan servicing activities. The Bank also offers private banking services and deposit products and generates income from investment activities. The Bank derives a majority of its revenue from interest.

The Mortgage Company was formed in January 2001. It acts as a mortgage broker and/or as a mortgage banker on behalf of the consumer and relies primarily on fee income. It does not service any loans for any secondary market investors. The Mortgage Company also generates custom construction loans that are sold to the Bank.

The Bank and the Mortgage Company are stand-alone business entities and have their own financial statements. Certain intercompany related income and expenses are allocated to each company. The accounting policies for each segment are described in the Summary of Significant Accounting Policies.

Financial information for the Company’s segments is shown below including the elimination of intercompany income and expenses.

	Year Ended December 31, 2002
	Bank	Mortgage Co.	Bancorp	Intercompany Elimination	Total Consolidated
Net interest income after provision for loan loss	$6,578	$(52)	$(74)	$—	$6,452
Noninterest income	662	827	179	(258)	1,410

Total revenue	7,240	775	105	(258)	7,862
Noninterest expense	6,572	1,228	212	(258)	7,754

Income (loss) before income tax	668	(453)	(107)	—	108
Income taxes	—	—	—	—	—

Net income (loss)	$668	$(453)	$(107)	$—	$108

Total assets	$163,329	$1,454	$15,077	$(15,172)	$164,688

PACIFICA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

NOTE 19 – SEGMENTS (Continued)

	Year Ended December 31, 2001
	Bank	Mortgage Co.	Bancorp	Intercompany Elimination	Total Consolidated
Net interest income after provision for loan loss	$661	$(9)	$(8)	$—	$644
Noninterest income	2,304	652	4	(74)	2,886

Total revenue	2,965	643	(4)	(74)	3,530
Noninterest expense	5,624	910	35	(74)	6,495

Income (loss) before income tax	(2,659)	(267)	(39)	—	(2,965)
Federal income tax	—	—	—	—	—

Net income (loss)	$(2,659)	$(267)	$(39)	$—	$(2,965)

Total assets	$171,085	$284	$12,885	$(12,890)	$171,364

NOTE 20 – SUBSEQUENT EVENTS

On February 28, 2003, the Company announced plans to close Pacifica Mortgage Company effective March 31, 2003.

NOTE 21 – NEW ACCOUNTING PRONOUNCEMENTS

During the year 2002, the Financial Accounting Standard Board issued the following accounting standards.

Statement of Financial Standard (SFAS) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company implemented this statement effective April 1, 2002. Implementation of this statement did not result in a material impact on its financial position or results of operations.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, addresses financial accounting and reporting for the treatment of costs associated with exit or disposal activities. This Statement improves financial reporting by requiring that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This Statement replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company expects to implement the standard effective January 1, 2003 and does not expect the results to materially impact the financial position or results of operations.

PACIFICA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

NOTE 21 – NEW ACCOUNTING PRONOUNCEMENTS (Continued)

SFAS No. 147, Acquisitions of Certain Financial Institutions – an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. The provisions of this Statement that relate to the application of the purchase method of accounting applies to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. This Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. This Statement is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The Company does not expect the Statement will result in a material impact on its financial position or results of operations.

SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123. This statement amends FASB No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of December 31, 2002, the Company has adopted the disclosure requirements of the Statement and continues to follow the intrinsic value method to account for stock-based employee compensation (Notes 1 and 9).

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by sellers or guarantors of products and services, as well as those entities guaranteeing the financial performance of others. The Interpretation further clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the Interpretation are effective on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The Company believes that its disclosures with regards to these matters are adequate as of December 31, 2002.

PACIFICA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

NOTE 22 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	(In Thousands, except for per share amounts)
	Year Ended December 31, 2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Interest income	$2,465	$2,612	$2,464	$2,597
Interest expense	1,235	1,120	1,036	898

Net interest income	1,230	1,492	1,428	1,699
Provision for loan losses	—	(500)	(103)	—
Other income	318	395	432	265
Other expenses	1,807	1,906	2,128	1,913

Income (loss) before income tax	(259)	481	(165)	51
Income taxes	—	—	—	—

Net income (loss)	(259)	481	(165)	51
Less accrued perpetual preferred stock dividends	—	—	—	(14)

Net income (loss) available to common shareholders	$(259)	$481	$(165)	$37

Net income (loss) per share available to common shareholders
Basic	$(0.08)	$0.15	$(0.05)	$0.01

Diluted	$(0.08)	$0.14	$(0.05)	$0.01

	(In Thousands, except for per share amounts)
	Year Ended December 31, 2001
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Interest income	$3,312	$3,178	$3,079	$2,738
Interest expense	1,807	1,860	1,835	1,519

Net interest income	1,505	1,318	1,244	1,219
Provision for loan losses	844	950	1,459	1,389
Other income	601	1,481	238	566
Other expenses	1,433	1,430	1,556	2,076

Income (loss) before income tax	(171)	419	(1,533)	(1,680)
Federal income tax	—	—	—	—

Net income (loss)	(171)	419	(1,533)	(1,680)
Less accrued perpetual preferred stock dividends	—	—	—	—

Net income (loss) available to common shareholders	$(171)	$419	$(1,533)	$(1,680)

Net income (loss) per share available to common shareholders
Basic (adjusted for stock splits)	$(0.05)	$0.13	$(0.47)	$(0.52)

Diluted (adjusted for stock splits)	$(0.05)	$0.11	$(0.47)	$(0.52)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

The information required by Part III of this Form 10-K, except the part of Item 10 requiring a description of executive officers which description is provided below, and all of Item 14, is incorporated by reference to the definitive proxy statement for Pacifica’s Annual Meeting of Shareholders to be held on May 20, 2003 (the “Proxy Statement”). The Proxy Statement is expected to be sent to shareholders along with this Annual Report and Form 10-K beginning on or about March 25, 2003 and will concurrently be filed with the Securities Exchange Commission on Schedule 14A. The Personnel Committee Report on Compensation and the Audit Committee Report contained in the Proxy Statement are not incorporated by reference into this Form 10-K.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain portions to the response to this item are incorporated by reference to Pacifica’s Proxy Statement for the annual meeting of shareholders scheduled for May 20, 2003.

Name	Age	Position/Title	Has Served the Bank/Company Since
John A. Kennedy	62	President, Chief Executive Officer and Director	2002

John D. Huddleston	49	Executive Vice President, Chief Financial Officer and Chief Operating Officer	1998

John A. Kennedy. In September 2002, Mr. Kennedy joined the Company as the Chief Executive Officer and President of the Company and the Bank. He currently serves as a Director of the Company, the Bank and Pacifica Mortgage Company. He previously served as a director of the Bank between 1998 and 2000, until resigning to take an executive position with HomeStreet Bank in their business banking division in 2000. His career has included senior positions with Bank of America, United California Bank (predecessor to First Interstate), Bank of Scotland (New York office), and the Manager and SVP of Hong Kong and Shanghai Bank’s Seattle Office for over thirteen years. In addition, from 1997 to 2000, he served as Executive Director of the World Trade Center of Tacoma. He has also served as the board chairman of the Washington State International Trade Fair, and as a board member on the Washington Council of International Trade, the World Trade Center Tacoma, and the Washington State China Relations Council. He has also served as an advisory board member at North Seattle Community College and Pacific Lutheran University’s China studies program. He holds a bachelor’s degree in Economics from the University of Oregon.

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

ITEM 11. EXECUTIVE COMPENSATION

The response to this item is incorporated by reference to Pacifica’s Proxy Statement for the annual meeting of shareholders scheduled for May 20, 2003.

No performance graph is included in Pacifica’s Proxy Statement because the Company’s Common Stock is not publicly traded.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference to Pacifica’s Proxy Statement for the annual meeting of shareholders scheduled to be held May 20, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is incorporated by reference to Pacifica’s Statement for the annual meeting of shareholders scheduled to be held May 20, 2003, under the caption.

ITEM 14. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports to the SEC. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions. In addition, there have been no significant changes in our internal controls or in other factors known to management that could significantly affect our internal controls subsequent to our most recent evaluation. We have found no facts that would require us to take any corrective actions with regard to significant deficiencies or material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation(1)

3.2	Bylaws(1)

3.3	Amendment No. 1 to the Bylaws(6)

4.1	Form of Stock Certificate(1)

10.1	Employee Stock Option Plan(3)

10.2

Office Lease between Registrant, as Tenant, and The Trustees under the Will and of the Estate of James Campbell, Deceased, as Landlord, dated March 31, 1998; as amended by the First Amendment to Lease dated May 1, 1998, Second Amendment to Lease dated June 12, 1995, Third Amendment to Lease dated May 28, 1999, and Fourth Amendment to Lease dated May 24, 2000(1)

10.3	Fifth Amendment to Lease dated October 19, 2000(2)

10.4	Data Processing Services Agreement between Registrant and Fiserv Solutions, Inc. effective September 27, 2001(4)

10.5	Plan and Agreement of Reorganization between the Registrant and Pacifica Bank dated as of October 2, 2000(1)

10.6	Office Sublease Agreement, between the Registrant, as Subtenant, and Amazon.com Holdings, Inc., as Sublandlord, dated June 6, 2001(4)

10.7	Sixth Amendment to Lease dated October 15, 2002(6)

10.8	Low resignation agreement(5)

11.	Computation of basic and diluted earnings per share(6)

21.	Subsidiaries Pacifica Bank Pacifica Mortgage Company

23.	Consent of Moss Adams LLP.(6)

24.	Power of attorney(6)

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350(6)

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350(6)

(1)	Incorporated by reference to the Company’s Form 8-A, filed with the SEC on February 26, 2001.
(2)	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ending December 31, 2000.
(3)	Incorporated by reference to the Company’s Form S-8, filed with the SEC on September 4, 2001.
(4)	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ending December 31, 2001.
(5)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2002.
(6)	Filed with this form 10-K.

Reports on Form 8-K

Pacifica did not file any reports on Form 8-K during the fourth quarter of 2002.

FORM 10-K CROSS-REFERENCE INDEX

This Annual Report and Form 10-K and the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders, together contain the requirements of the accounting profession and the Securities and Exchange Commission, including a comprehensive explanation of 2002 results.

Form 10-K	Caption	Annual Report Page Number	Proxy Statement Page Number
Part 1
Item 1	Business	1-7, Inside Cover, Note 19	—
Item 2	Properties	7	—
Item 3	Legal Proceedings	7
Item 4	Submission of Matters to a Vote of Security Holders	7	—

Part II
Item 5	Market for the Registrant’s Common Equity and Related Stockholder Matters	8-9	—
Item 6	Selected Financial Data	9
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-25	—
Item 7a	Quantitative and Qualitative Disclosures about Market Risk	25-26
Item 8	Financial Statements and Supplementary Data	26-56	—
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	57	—

Part III
Item 10	Directors and Executive Officers of the Registrant	57	5-7
Item 11	Executive Compensation	58	8-13
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	58	4
Item 13	Certain Relationships and Related Transactions	58	18
Item 14	Controls and Procedures		58

Part IV
Item 15	Exhibits, Financial Statement Schedules and Reports on Form 8-K	59	—

None of the foregoing incorporation by reference shall include the Personnel Report on Executive Compensation and the Audit Committee Report contained in the Company’s Proxy Statement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20 of March 2003.

PRINCIPAL EXECUTIVE OFFICER

By:	/s/ JOHN A. KENNEDY
John A. Kennedy President and Chief Executive Officer

PRINCIPAL EXECUTIVE OFFICER:

By:	/s/ JOHN D. HUDDLESTON
John D. Huddleston Executive Vice President, Chief Financial Officer and Chief Operating Officer

I, John A. Kennedy, pursuant to a power of attorney which is being filed with the Annual Report on Form 10-K, have signed this report on March 13, 2003 as attorney in fact for the following directors who constitute the Board.

Lyle K. Snyder, Chairman Yi-Heng Lee Mark P. Levy Robert E. Peterson	George J. Pool Fannie Kuei-Fang Tsai Mark W. Weber Edwin R. Young

/s/ JOHN A. KENNEDY
John A. Kennedy Attorney-in-fact

Certification

I, John A. Kennedy, certify that:

1. I have reviewed this annual report on Form 10-K of Pacifica Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

/s/ JOHN A. KENNEDY
John A. Kennedy President and Chief Executive Officer

Certification

I, John D. Huddleston, certify that:

1. I have reviewed this annual report on Form 10-K of Pacifica Bancorp., Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

/s/ JOHN D. HUDDLESTON
John D. Huddleston Executive Vice President, Chief Financial Officer and Chief Operating Officer

Pacifica Bancorp, Inc. and Pacifica Bank Board of Directors
Lyle K. Snyder, Chairman	George J. Pool
Yi-Heng Lee	Fannie Kuei-Fang Tsai
Mark P. Levy	Mark W. Weber
John A. Kennedy	Edwin R. Young
Robert E. Peterson

Senior Officers
John A. Kennedy	President & Chief Executive Officer Pacifica Bancorp, Inc. and Pacifica Bank

John D. Huddleston	Executive Vice President, Chief Financial Officer & Chief Operating Officer Pacifica Bancorp, Inc., Pacifica Bank and Pacifica Mortgage Company

Paul F. Farris	Senior Vice President & Secretary Pacifica Bancorp, Inc., Pacifica Bank and Pacifica Mortgage Company

Katty Chow	Senior Vice President /Manager, Private Banking Pacifica Bank

Emily Yeh	Senior Vice President / Manager, International Banking & Bellevue Commercial Banking Center Pacifica Bank

Rob L. Robinson	Senior Vice President /Chief Credit Officer Pacifica Bank

Terry VanNostrand	Senior Vice President /Manager Seattle Commercial Banking Center Pacifica Bank

Legal Counsel	Auditor
Davis Wright Tremaine LLP 2600 Century Square 1501 Fourth Avenue Seattle, WA 98101 206-622-3150	Moss Adams LLP 2200 Rimland Drive Suite 300 Bellingham, WA 98225 360-676-1920

Transfer Agent and Registrar	Information Requests
Pacifica Bank 10900 NE 4th Street, Suite 200 Bellevue, WA 98004	Written requests should be mailed to: Corporate Secretary Pacifica Bancorp, Inc. 10900 NE 4th Street, Suite 200 Bellevue, WA 98004

Annual Shareholders’ Meeting
Tuesday, May 20, 2003 9th Floor Conference Room of the Skyline Tower at 10900 NE 4th Street, Bellevue, WA 98004

Bellevue Office
Skyline Tower 10900 NE 4th Street, Suite 200 Bellevue, Washington 98004	Phone: (425) 637-1188 Fax: (425) 637-0150 e-mail: info@pacificabank.com

Seattle Office
705 5th Avenue South, Suite 100 Seattle, Washington 98104	Phone: (206) 792-8800 Fax: (206) 792-8822

List of Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Amendment No. 1 to the Bylaws(6)

4.1	Form of Stock Certificate (1)

10.1	Employee Stock Option Plan (3)

10.2

Office Lease between Registrant, as Tenant, and The Trustees under the Will and of the Estate of James Campbell, Deceased, as Landlord, dated March 31, 1998; as amended by the First Amendment to Lease dated May 1, 1998, Second Amendment to Lease dated June 12, 1998, Third Amendment to Lease dated May 28, 1999, and Fourth Amendment to Lease dated May 24, 2000 (1)

10.3	Fifth Amendment to Lease dated October 19, 2000 (2)

10.4	Data Processing Services Agreement between Registrant and Fiserv Solutions, Inc. effective September 27, 2001 (4)

10.5	Plan and Agreement of Reorganization between the Registrant and Pacifica Bank dated as of October 2, 2000 (1)

10.6	Office Sublease Agreement, between the Registrant, as Subtenant, and Amazon.com Holdings, Inc., as Sublandlord, dated June 6, 2001 (4)

10.7	Sixth Amendment to Lease dated October 15, 2002 (6)

10.8	Low resignation agreement (5)

11.	Computation of basic and diluted earnings per share. (6)

21.	Subsidiaries Pacifica Bank Pacifica Mortgage Company

23.	Consent of Moss Adams LLP. (6)

24.	Power of attorney (6)

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (6)

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (6)

(1)	Incorporated by reference to the Company’s Form 8-A, filed with the SEC on February 26, 2001.
(2)	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ending December 31, 2000.
(3)	Incorporated by reference to the Company’s Form S-8, filed with the SEC on September 4, 2001.
(4)	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ending December 31, 2001.
(5)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2002.
(6)	Filed with this form 10-K.