Form 10-Q
period 2003-03-31
PACIFICA BANCORP INC
filed 2003-05-14
CIK 1133862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is an accelerated filer within the meaning of Rule 12b-2 promulgated under the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s classes of common equity as of April 30, 2003:

Common Stock—3,260,368 shares outstanding

i

PACIFICA BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PACIFICA BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2003	December 31, 2002
(Dollars in thousands)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$3,449	$3,144
Interest-bearing cash	14,582	13,489
Federal funds sold	12,970	13,080

Total cash and cash equivalents	31,001	29,713
Interest-bearing deposits in other banks	657	657
Securities available-for-sale, at fair value	18,496	22,518
Federal Home Loan Bank stock, at cost	133	133

Total investments	19,286	23,308
Loans	106,084	109,735
Less allowance for loan losses	(2,944)	(2,919)

Total loans, net	103,140	106,816
Bank premises and equipment, net	2,504	2,609
Accrued interest receivable	712	778
Other	1,014	1,464

Total other assets	4,230	4,851

TOTAL ASSETS	$157,657	$164,688

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$12,444	$13,961
Interest-bearing	129,208	134,359

Total deposits	141,652	148,320
Accrued interest payable	1,060	948
Other accrued liabilities	169	272
Other borrowings	492	972

Total other liabilities	1,721	2,192
Mandatory redeemable preferred stock	2,000	2,000

Total liabilities	145,373	152,512

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 3,000,000 shares authorized; 2,350 issued and outstanding, 350 shares accounted for as equity and 2,000 shares as liabilities	350	350
Common stock, no par value, 10,000,000 shares authorized 3,260,368 shares issued and outstanding at March 31, 2003 and December 31, 2002	16,054	16,054
Accumulated deficit	(4,173)	(4,271)
Accumulated other comprehensive income, net of tax	53	43

Total shareholders’ equity	12,284	12,176

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$157,657	$164,688

See accompanying notes to these financial statements.

PACIFICA BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands, except for per share data)
INTEREST INCOME
Loans, including fees	$2,005	$2,026
Investments and interest-bearing deposits	323	426
Federal funds sold	39	13
Other Interest Income	17	—

Total interest income	2,384	2,465

INTEREST EXPENSE
Deposits	752	1,214
Borrowings	12	21
Mandatory redeemable preferred stock	38	—

Total interest expense	802	1,235

NET INTEREST INCOME	1,582	1,230
PROVISION FOR LOAN LOSSES	—	—

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	1,582	1,230

NONINTEREST INCOME
Loan commissions and related income	100	201
Service fees	42	22
Other income	110	103
Gain on sale of securities	33	—

Total noninterest income	285	326

NONINTEREST EXPENSES
Salaries and employee benefits	997	1,086
Occupancy and equipment	340	291
Other expenses	424	438

Total noninterest expenses	1,761	1,815

INCOME (LOSS) BEFORE INCOME TAXES	106	(259)
INCOME TAXES	—	—

NET INCOME (LOSS)	106	(259)
Less accrued perpetual preferred stock dividends	(22)	—

NET INCOME (LOSS) TO COMMON SHAREHOLDERS	$84	$(259)

NET INCOME (LOSS) PER SHARE TO COMMON SHAREHOLDERS:
Basic	$0.03	$(0.08)

Diluted	$0.03	$(0.08)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	3,260,368	3,260,368

Diluted	3,262,956	3,260,368

See accompanying notes to these financial statements.

PACIFICA BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$106	$(259)
Adjustments to reconcile net income (loss) to net cash flows from operating activities
Provision for loan losses	—	—
Net amortization (accretion) of securities	—	44
Realized (gain) loss on sale of available-for-sale securities, net	(33)	—
Federal Home Loan Bank stock dividends	(2)	(4)
Depreciation	124	109
Changes in operating assests and liabilities
Interest receivable	66	244
Other assets	450	(12)
Interest payable	112	(216)
Other liabilities, net	(103)	(10)

Net cash flows from (used by) operating activities	720	(104)

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing deposits in banks	—	1
Purchases of available-for-sale investment securities	(12,343)	(25,035)
Proceeds from sales, maturities and principal payments of available-for-sale securities	16,400	18,342
Net change in loans made to customers	3,676	(1,669)
Redemption of Federal Home Loan Bank stock	2	—
Additions to premises and equipment	(19)	(588)

Net cash flows from (used by) investing activities	7,716	(8,949)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in noninterest-bearing deposits	(1,517)	(846)
Increase (decrease) in interest-bearing deposits	(5,151)	(4,614)
Increase (decrease) in other borrowings	(480)	442

Net cash flows from (used by) financing activities	(7,148)	(5,018)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,288	(14,071)
CASH AND CASH EQUIVALENTS, beginning of period	29,713	31,356

CASH AND CASH EQUIVALENTS, end of period	$31,001	$17,285

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$690	$1,451

Cash received from the 2001 estimated tax payment refund	$—	$100

See accompanying notes to these financial statements.

PACIFICA BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pacifica Bancorp, Inc. (“Pacifica” or the “Company”) is a bank holding company for Pacifica Bank (the “Bank”). The Company was organized under the laws of the State of Washington in October 2000 and is headquartered in Bellevue, Washington. Effective March 31, 2003, the Company ceased operations of its wholly owned subsidiary Pacifica Mortgage Company (“Pacifica Mortgage” or the “Mortgage Company”). Pacifica Mortgage is no longer generating new loans after March 31, 2003. The Company expects residual transactions will continue to be processed during the second quarter of 2003.

NOTE 1. BASIS OF PRESENTATION

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial condition and the results of operations for the interim periods included herein have been made. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results to be anticipated for the remainder of the year. Certain amounts in the 2002 financial statements may have been reclassified to conform to the 2003 presentation. For additional information, refer to the audited financial statements and notes thereto included in Pacifica’s annual report on Form 10-K for the year ended December 31, 2002.

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

Stock Option Plans – The Company recognizes the financial effects of stock options under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Generally, stock options are issued at a price equal to the fair value of the Company’s stock as of the grant date. Under APB 25, options issued in this manner do not result in the recognition of employee compensation in the Company’s financial statements. Disclosures required by Statement of Financial Accounting Standards No. 123, Accounting For Stock-Based Compensation, as amended, are set forth below:

	(In Thousands, except for per share amounts)
	March 31, 2003 (Pro Forma)	March 31, 2002 (Pro Forma)
Net income (loss) from Company operations	$106	$(259)
Less accrued perpetual preferred stock dividends	(22)	—

Net income (loss) available to common shareholders	84	(259)
Additional compensation for fair value of stock options	(44)	(114)

Pro forma net income (loss) from Company operations	$40	$(373)

Net income (loss) per share available to common shareholders
Basic
As reported	$0.03	$(0.08)

Pro forma	$0.01	$(0.11)

Diluted
As reported	$0.03	$(0.08)

Pro forma	$0.01	$(0.11)

NOTE 2.    EARNINGS PER SHARE

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding during the period. Diluted earnings per share are computed by determining the number of additional shares that are deemed outstanding due to stock options under the treasury stock method. However, potentially dilutive shares are not considered in reporting earnings per share when the addition of such shares would be considered antidilutive or if the Company had a net loss. Because Pacifica reported a net loss for the three months ended March 31, 2002, there is no recognition given to additional shares that may be dilutive.

NOTE 3.    INCOME TAXES

Because of unused net operating losses, Pacifica has not recognized a tax provision within the statement of income.

NOTE 4.    SEGMENT INFORMATION

The Company is organized based on the products and services that it offers. The Company has two reportable segments: Pacifica Bank and Pacifica Mortgage Company, both are wholly-owned subsidiaries of Pacifica Bancorp, Inc., the parent bank holding company. Effective March 31, 2003, the Company ceased operations of Pacifica Mortgage Company and only residual transactions are being processed after March 31, 2003. The Bank offers a full range of commercial banking services, while the Mortgage Company generated loan fee income from the origination and sale of residential mortgage loans.

The Bank and the Mortgage Company are stand-alone business entities and have their own financial statements. Certain intercompany related income and expenses are allocated to each company. Financial information for the Company’s segments is shown below including the elimination of intercompany income and expenses.

	Three-Month Ended March 31, 2003
	Bank	Mortgage Co.	Bancorp	Intercompany Elimination	Total Consolidated
Net interest income after provision for loan loss	$1,614	$1	$(33)	$—	$1,582
Noninterest income	200	100	39	(54)	285

Total revenue	1,814	101	6	(54)	1,867
Noninterest expense	1,531	226	58	(54)	1,761

Income (loss) before income tax	283	(125)	(52)	—	106
Income taxes	—	—	—	—	—

Net income (loss)	$283	$(125)	$(52)	$—	$106

Total assets	$156,658	$1,006	$14,917	$(14,924)	$157,657

	Three-Month Ended March 31, 2002
	Bank	Mortgage Co.	Bancorp	Intercompany Elimination	Total Consolidated
Net interest income after provision for loan loss	$1,250	$(9)	$(11)	$—	$1,230
Noninterest income	135	202	26	(37)	326

Total revenue	1,385	193	15	(37)	1,556
Noninterest expense	1,518	281	53	(37)	1,815

Income (loss) before income tax	(133)	(88)	(38)	—	(259)
Federal income tax	—	—	—	—	—

Net income (loss)	$(133)	$(88)	$(38)	$—	$(259)

Total assets	$165,159	$332	$13,058	$(13,080)	$165,469

An entity that reports a discontinued operation, an extraordinary item, or the cumulative effect of an accounting change in a period shall present basic and diluted per-share amounts for those line items either on the face of the income statement or in the notes to the financial statements. The Company’s net income for the first quarter of 2003 was $106,000, or $0.03 per diluted share. Net income would have been $231,000, or $0.06 per diluted share, without the net operating loss from the Mortgage Company. For the same period of 2002, the Company reported a net loss of ($259,000), or ($0.08) per share. Net loss would have been ($171,000), or ($0.05) per share, without the net operating loss from the Mortgage Company. The Company is actively looking for sublease opportunities for the Mortgage Company facility. Cost associated with the sublease will be estimated as more information becomes available.

NOTE 5.    NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Implementation of this statement did not result in a material impact on the Company’s financial position or results of operations.

PACIFICA BANCORP, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the unaudited condensed consolidated financial statements of Pacifica Bancorp, Inc. (“Pacifica” or the “Company”) and notes thereto presented elsewhere in this report.

Note regarding Forward-Looking Statements:    This Form 10-Q may contain “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs and assumptions based on currently available information, and we have not undertaken to update these statements except as required by the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder. Other than statements of historical fact regarding our financial position, business strategies and management’s plans and objectives for future operations are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” and “intend” and words or phrases of similar meaning, as they relate to Pacifica or management, are intended to help identify forward-looking statements. Although we believe that management’s expectations as reflected in forward-looking statements are reasonable, we cannot assure readers that those expectations will prove to be correct. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include our ability to maintain or expand our market share or net interest margins, and to implement our marketing and growth strategies. Further, actual results may be affected by our ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; general trends in the local, regional and national banking industry, as well as any further similar events. In addition, there are risks inherent in the banking industry relating to collectibility of loans and changes in interest rates. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in our other filings with the FDIC and the SEC. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations.

Overview

General

Pacifica Bancorp, Inc. (“Pacifica” or the “Company”) is a bank holding company for Pacifica Bank (the “Bank”). Effective March 31, 2003, the Company ceased operations of its wholly owned subsidiary Pacifica Mortgage Company (“Pacifica Mortgage” or the “Mortgage Company”). Pacifica Mortgage is no longer generating new loans. The Company expects residual transactions will continue to be processed during the second quarter of 2003. The Company was organized under the laws of the State of Washington in October 2000 and became the parent company of the Bank on January 1, 2001 pursuant to a Plan and Agreement of Reorganization (the “Plan”). Under the Plan, the Company issued 3,258,208 shares of common stock in exchange for all outstanding shares of Pacifica Bank stock (1,629,104 shares), using a 2-for-1 ratio.

Pacifica’s main office, from which it conducts both banking and administrative functions, is located in the central business district of Bellevue, Washington, approximately 10 miles from Seattle. Pacifica’s Seattle office was opened in December 2001 and is located in the downtown/International District of Seattle. The Company’s primary market area is King County, Washington, and the Company also attracts customers from greater Seattle and communities along the I-5 corridor from Everett to Tacoma, Washington. Pacifica’s market area has undergone significant business diversification, and the regional economy has generally experienced strong growth and stability in recent years, although a distinct softening in the regional economy occurred in 2001 and continued throughout 2002 and into the first quarter of 2003. The economic slowdown appeared to have been particularly pronounced in the Pacific Northwest, including unemployment levels above the national average. The region is experiencing slow growth and recovery and management expects that to continue in 2003.

Pacifica Bank is a Washington state-chartered commercial bank, the deposits of which are insured by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank commenced banking operations in October 1998 and offers a full range of commercial banking services including internet banking and cash management. The Bank targets small to mid-sized businesses, professionals, various Asian communities and companies doing business in Asia for commercial banking services because it believes that these groups may be currently under-served by other financial institutions.

Pacifica Mortgage was incorporated on January 18, 2001 and offered a variety of residential loan options to the residents of our service area prior to ceasing operations effective March 31, 2003. The Company undertook a major restructuring of Pacifica Mortgage in the third quarter of 2002. The restructuring did not sufficiently improve profitability of the Mortgage Company, and as a result, the Company decided to close the Mortgage Company. The Company expects that residual transactions will continue to be processed during the second quarter of 2003.

Pacifica Bank provides financial solutions and services for local and international business. The Company continuously reviews products and services in order to provide its customers more service options and better quality. We successfully launched our Internet online banking service in December 2001 and Online Bill Pay service in September 2002. Further growth through branch expansion or acquisition into other geographic and product line markets may also be considered as new opportunities arise. In addition, recent banking legislation allows affiliations among securities, insurance, banking and other financial companies and provides for the creation of financial holding companies and financial subsidiaries. However, Pacifica is not currently eligible for financial holding company status owing to its current regulatory status as described below.

Business Strategies

The Board of Directors and Management are implementing our business plan which is designed to strengthen the Company’s financial performance. Our goals are to improve asset quality while increasing earnings and enhancing overall efficiency, and thereby increase shareholder value. In late 2002 and into 2003, we:

•	Restructured our lending team and added two experienced loan officers to help generate more new loans;

•	Strengthened our credit administration function and improved our overall loan quality;

•	Took various measures to cut operating costs;

•	Continue to monitor our staffing needs closely and adjust job functions to increase overall productivity and efficiency;

•	Formed a Funds Management Committee consisting of executive management and members from credit administration, lending, operations and private banking to analyze the asset liability management strategies of the Company, including the continuing evaluation of pricing for loans and deposits.

We expect positive results to occur during the rest of this year as we implement the above strategies.

Supervisory Directive

As a result of a September 2001 examination by the FDIC and the Washington State Department of Financial Institutions, Division of Banks (the “Department”), the Bank became subject to a Supervisory Directive dated March 27, 2002. In response to the Supervisory Directive, management prepared action plans, formed an Asset Quality Committee, and took other steps to improve credit quality, monitor capital ratios, increase earnings and promote stability during 2002. The Bank successfully met or exceeded substantially all of the requirements set forth in the Supervisory Directive, including the requirements regarding the Tier I Leverage Capital ratio and the targeted level of classified assets as of December 31, 2002. The FDIC and the State conducted a joint examination in late 2002 and acknowledged improvement in the condition of the Bank. The regulators determined that the Bank should remain subject to a supervisory directive at least until the next regulatory examination, which is expected to occur in the fourth quarter of 2003. As a result, the March 27, 2002 Supervisory Directive was revised effective February 25, 2003. The Board of Directors and management fully expect to be in compliance with the revised Supervisory Directive (the “Directive”) throughout the year.

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

The Company has made significant improvement in reducing the classified assets. As of March 31, 2003, the Bank has reduced by 39% the amount of its classified assets that the FDIC had identified as of September 30, 2002. We have reduced the amount of classified assets by 44% as of the end of April 2003, which exceeded the target of 40% reduction as set forth in the Directives for September 30, 2003. We do not expect the limitations of the Supervisory Directive to reduce our ability to achieve our plan for 2003.

Results of Operations

Pacifica’s results of operations depend, to a large degree, on its net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, primarily on customer deposits and borrowings. Changes in net interest income are affected by several factors, including the level and relative mix of interest-earning assets and interest-bearing liabilities, and the rates on earning assets and rates paid for interest-bearing liabilities. Interest income and expense are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and the actions of regulatory authorities.

Pacifica also generates non-interest income, primarily through mortgage loan commissions, discount and rebate income, service charges, international service fees and other sources. With the closure of Pacifica Mortgage effective March 31, 2003, the Company expects its income from mortgage banking activities to diminish for the rest of the year. The primary components of Pacifica’s operating expenses are compensation and employee benefits expense, and occupancy expense.

Net Income (Loss)

The Company’s net income for the first quarter of 2003 was $106,000, or $0.03 per diluted share. Net income would have been $231,000, or $0.06 per diluted share, without the net operating loss from the Mortgage Company. For the same period of 2002, the Company reported a net loss of ($259,000), or ($0.08) per share. Net loss would have been ($171,000), or ($0.05) per share, without the net operating loss from the Mortgage Company. See additional discussion under Note 4 of the condensed consolidated financial statements.

The improvement results of operations was due primarily to a higher net interest margin resulting from a lower cost of funds, an improved yield on investments and a reduction in non-interest expenses, especially personnel expenses. During the quarter ended March 31, 2003, the net interest margin increased to 4.13%, as compared to 2.98% for the same period of 2002, due primarily to a lower cost of funds as a result of the repricing of time certificates of deposits. We expect $23.2 million in time certificates to reprice at slightly lower rates during the second quarter of 2003, resulting in a slightly lower cost of funds. For the quarter ended March 31, 2003, average earning assets decreased 8% to $153.2 million, down from $165.0 million for the same period of 2002, due primarily to the decrease in interest-bearing deposits as the Company continues to monitor and optimize the size and cost of interest bearing deposits.

Net Interest Income

Net interest income is the difference between total interest income and total interest expense. Changes in net interest income are affected by several factors, including changes in average balances of earning assets and interest-bearing liabilities, changes in rates on earning assets and rates paid for interest-bearing liabilities, and the level of noninterest-bearing deposits and shareholders’ equity. Pacifica’s earning assets accounted for 98% of its total assets as of March 31, 2003 and at year-end 2002. Loans are the highest-yielding component of Pacifica’s earning assets. Loans averaged 68% of Pacifica’s total earning assets during the first quarter of 2003, compared to 64% in the same period of 2002. Our goal is to increase loans as a percentage of our total interest earning assets.

Abbreviated average balance sheet and net interest income data for the periods are shown below:

	Three Months Ended March 31,
(Dollars in thousands)	2003	2002	$ Change	% Change
Loans	$106,536	$106,677	$(141)	0%
Interest bearing due from banks & deposits	11,739	21,828	(10,089)	-46%
Investments	20,493	33,133	(12,640)	-38%
Federal funds sold	13,137	3,127	10,010	320%
Federal Home Loan Bank stock	131	273	(142)	-52%
Other	1,140	—	1,140	100%

Total interest-earning assets	153,176	165,038	(11,862)	-7%
Total noninterest-earning assets	3,096	2,465	631	26%

Total assets	$156,272	$167,503	$(11,231)	-7%

Interest-bearing deposits	$127,448	$139,219	$(11,771)	-8%
Other borrowed funds	924	1,660	(736)	-44%
Mandatory redeemable preferred stock	2,000	—	2,000	100%

Total Interest-bearing liabilities	130,372	140,879	(10,507)	-7%

Noninterest-bearing deposits	12,439	12,871	(432)	-3%
Other noninterest-bearing liabilities	1,172	2,069	(897)	-43%
Shareholders’ equity	12,289	11,684	605	5%

Total liabilities and shareholders’ equity	$156,272	$167,503	$(11,231)	-7%

Total interest income	$2,384	$2,465	$(81)	-3%
Total interest expense	802	1,235	(433)	-35%

Net interest income	$1,582	$1,230	$352	29%

Net interest margin	4.13%	2.98%

Net interest income for the first quarter of 2003 increased $352,000, or 29%, to $1.58 million, compared to $1.23 million in the first quarter of 2002. The increase in net interest income reflects the effect of the repricing of time certificates of deposit to a lower average rate over time coupled with an increase in the yield on interest-earning assets, in particular, the yield on the investment portfolio. On a dollar-for-dollar basis and percentage basis, interest-earning assets decreased more than interest-bearing liabilities during the first quarter of 2003. Compared with the first quarter of 2002, average earning assets decreased approximately $12 million, or 7%, to $153 million while average interest-bearing liabilities decreased $10.5 million, or 7%, to $130 million for the first quarter of 2003. Despite a higher yield on interest earning assets, total interest income for the first quarter of 2003 decreased $81,000, or 3%, from the same period of 2002 due to the lower average balance of interest-earning assets. Meanwhile, the repricing of time certificates combined with the low interest rate environment allowed us to lower our cost of funds. Total interest expense for the first quarter of 2003 decreased $433,000, or 35%, compared to the same quarter in 2002. Given the current rate environment and the anticipated deployment of excess cash into loans and/or investments, we expect the net interest margin and the net interest income to increase slightly during 2003.

The net interest margin (net interest income divided by average earning assets) was 4.13% in the first quarter of 2003, compared with 2.98% for the same period of 2002, an increase of 115 basis points. The average yield on earning assets increased to 6.23% during the first quarter of 2003 from 5.97% in the same period of 2002. On the other hand, the average cost of interest-bearing liabilities, which includes interest bearing deposits and borrowed funds, as well as our mandatory redeemable preferred stock which was issued during the third quarter of 2002, decreased to 2.46% from 3.50% for the first quarter of 2003 compared to the same period of 2002. The increase in net interest margin reflects the positive effect of our efforts to lower the cost of deposits and increase our yield on earning assets. The increase in average yield on interest-earning assets is primarily due to the 162 basis point increase in yield on investments. The restructuring of the investment portfolio in 2002 has allowed us to be better positioned for future changes in interest rates while earning a higher rate of return. See the additional discussion under “Investment Activities” below. Management monitors our liquidity position closely to determine how best to deploy the excess cash to further improve the yield on earning assets. Currently, the Company is at a historically high liquidity position in anticipation of the funding needs from growth in loans and a rising interest rate environment. We are actively booking new loans and have recently added two new loan officers to our lending team to further increase loan production. During the first quarter of 2003, the Bank booked $27 million in new loans and advances on existing loans; however, principal paydowns and loan pay-offs totaled $30.8 million. With interest rates at historically low levels, the Bank expects principal prepayments to continue as borrowers refinance but we expect overall loan growth to increase throughout the remainder of the year.

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

Average loans (net of deferred loan fees) were approximately $106.5 million in the first quarter of 2003, down approximately $200,000 from $106.7 million for the same period of 2002. Yield on the loan portfolio (net of deferred loan fees) averaged 7.63% in the first quarter of 2003, compared to 7.70% in the same period of 2002. The Company initiated interest rate floors on certain variable rate loans during 2002, ranging from approximately 6.0% to 7.0% depending on maturity of the loans. Due to the protection of the floors, the decrease in loan yield is less substantial than the decrease in the prime rate of 50 basis points since the first quarter of 2002. Due to the amount of loan payoffs and slower growth in new loan originations during the first quarter of 2003, total loans (net of deferred loan fees) as of March 31, 2003, decreased by $900,000, or 1%, as compared to the first quarter of 2002 and by $3.7 million, or 3%, compared to December 31, 2002. Meanwhile, our deposits continued to reprice at lower rates as a result of the cuts in interest rates since 2001. During the first quarter of 2003, average interest-bearing deposits were $127.5 million, a decrease of $11.8 million, or 8%, from $139.2 million during first quarter 2002. The cost of interest-bearing deposits decreased to 2.36% in the first quarter of 2003, from 3.49% for the first quarter of 2002. Income on investments, interest-earning deposits, Federal Home Loan Bank stock and federal funds sold totaled $362,000 in the first quarter of 2003, a decrease of $77,000, or 17.5% when compared to the same period of 2002. The yield on investments was 5.66% for the first quarter of 2003, as compared to 4.04% for the same period of 2002. Average investments were approximately $20.5 million in the first quarter of 2003, down $12.6 million, or 38%, from the same period of 2002. As our goal to decrease classified loans is reached, we anticipate a higher rate of growth in our loan portfolio.

Noninterest Income

Noninterest income decreased by $41,000 or 13%, to $285,000 in the first quarter of 2003, compared with $326,000 for the same period in 2002. The decrease was due primarily to the decrease in loan commissions and related income of $101,000, or 50% during the first quarter of 2002. Noninterest income is expected to decrease for the remainder of the year as a result of the Pacifica Mortgage closure. Service fees for first quarter 2003 were up $20,000, or 91%, compared to the same period in 2002. Gains on sale of securities were $33,000 during the first quarter of 2003 compared to $0 in the same period of 2002. These securities gains came entirely from Agency securities that were called.

Noninterest Expense

Noninterest expense decreased $54,000, or 3%, to $1.76 million in the first quarter of 2003, compared with $1.81 million in the same period of 2002. The decrease resulted primarily from the reduced personnel costs as we have decreased our staff since the first quarter of 2002.

Salaries and employee benefits expenses were approximately $1.0 million in the first quarter of 2003, compared to $1.1 million in the same period of 2002. The decrease was primarily a result of the decrease in the number of employees. Pacifica had 55 full-time equivalent employees for the first quarter of 2003, compared with 67 full-time equivalent employees for the same period of 2002. In addition to reducing the staff size during the third and fourth quarters of 2002, management is also monitoring it staffing needs and adjusting job functions internally with the goal of improving overall efficiency while continuing to focus on customer service and credit quality.

Occupancy and equipment expense was $340,000 for the first quarter of 2003, up $49,000, or 17%, from the same period of 2002. The increase in occupancy and equipment expense was due primarily to the increase in building lease expense. With the closure of Pacifica Mortgage and the reduction of personnel, the Company is currently marketing its excess space with the goal of reducing our overhead expense. With the potential sublease and consolidation of our office space, we expect occupancy and equipment expense to decrease in 2003.

Total other expenses were $424,000 in the first quarter of 2003, a decrease of $14,000, or 3%, from the same period of 2002. The decrease was due primarily to a reduction in loan collection expense, professional service fees, office supplies and other operating expenses.

Analysis of Financial Condition

During the first quarter of 2003, management continued to focus on credit quality and credit administration while working to reduce operating expense and improve efficiency. At March 31, 2003, Pacifica had assets of $157.7 million, a decrease of 4% from $164.7 million at December 31, 2002. Shareholders’ equity was $12.3 million at March 31, 2003, up 1% from $12.2 million at December 31, 2002. Net loans decreased 3% to $103.1 million at March 31, 2003 from $106.8 million at December 31, 2002. A portion of the loan portfolio decrease consisted of classified loans, which is consistent with management’s effort to continue to improve the loan portfolio’s credit quality. The Company’s investment portfolio decreased 17% to $19.3 million at March 31, 2003 from $23.3 million at December 31, 2002. Deposits decreased 4% to $141.6 million at March 31, 2003 from $148.3 million at December 31, 2002, in part due to the repricing of deposits at lower rates.

Annualized return on average assets (ROA) increase to .27% for the first quarter of 2003, compared to (0.62%) for the same period in 2002, due primarily to our positive earnings and smaller asset size. Annualized return on average shareholders’ equity (ROE) increased to 3.45% for the first quarter of 2003, compared to (8.87%) for the first quarter of 2002 due to our positive earnings. The Company’s average equity to average assets ratio was 7.86% and 6.98%, respectively, for the quarters ended March 31, 2003 and 2002.

Investment Activities

Pacifica’s investment portfolio is an important source of liquidity and interest income. The Company’s total investment portfolio includes Federal Home Loan Bank of Seattle (“FHLB”) stock, available-for-sale securities, and time certificates with other banks. At March 31, 2003, The Company had no held-to-maturity or trading securities. All securities are classified as available-for-sale and are carried at fair value. Securities are used by management as part of its asset/liability management strategy and may be sold in response to interest rate changes or changes in investment ratings and as a source of liquidity to fund loan growth.

The Company’s total investment portfolio decreased by $4 million, or 17%, from $23.3 million at year-end 2002 to $19.3 million at March 31, 2003. The restructuring of the investment portfolio during 2002 produced a portfolio of higher yield without increasing the portfolio’s overall duration. The Company moved more funds into cash as part of the restructuring of the portfolio to maintain higher liquidity in anticipation of the decrease in time certificates of deposit. Pacifica is a stockholder in the Federal Home Loan Bank of Seattle (“FHLB”). As of March 31, 2003 and December 31, 2002, Pacifica owned FHLB stock of $133,000 and $133,000, respectively. Available-for-sale securities were $18.5 million and $22.5 million at March 31, 2003 and December 31, 2002, respectively. As of March 31, 2003, U.S. government agency securities comprised 42% of the securities portfolio, with mortgage-backed securities at 12% and corporate debt securities at 46%. Purchases totaled $12.3 million while maturities, calls and principal paydowns totaled $16.4 million. During the first quarter of 2003, the Company sold available-for-sale securities of approximately $2 million and had $13 million called and realized a net gain of $33,000. The Bank subsequently purchased $8.6 million in investment securities to settle in April and early May of 2003 to replace previously called securities.

The following table shows the amortized cost and estimated fair value of securities available-for-sale at the dates indicated:

	March 31, 2003
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
U.S. Government agencies	$7,715	$39	$—	$7,754
Mortgage-backed securities	2,139		(7)	2,132
Corporate debt securities	8,563	47	—	8,610

	$18,417	$86	$(7)	$18,496

	December 31, 2002
	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
U.S. Government agencies	$14,956	$37	$—	$14,993
Mortgage-backed securities	789	—	—	789
Corporate debt securities	6,706	30	—	6,736

	$22,451	$67	$—	$22,518

Lending Activities

Loan Portfolio Composition.

Pacifica originates a wide variety of loans to small and medium sized businesses and individuals. The following table sets forth the loan portfolio composition by type of loan at the dates indicated:

	March 31, 2003		December 31, 2002
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial and industrial loans	$35,771	34%	$38,594	35%
Real estate—construction	18,437	17%	23,112	21%
Real estate—mortgage	50,919	48%	47,477	33%
Consumer and other	1,360	1%	957	1%

	106,487	100%	110,140	100%
Less deferred loan fees	(403)	0%	(405)	0%

Total loans	$106,084	100%	$109,735	100%

At March 31, 2003, total loans decreased by $3.7 million, or 3%, to $106 million from $109.7 million at year-end 2002. Commercial loans and real estate construction loans were the categories that contributed to the majority of the decrease. Commercial loans decreased $2.8 million, or 7%; real estate construction loans decreased $4.7 million, or 20%; while real estate mortgage loans increased $3.4 million, or 7%, and consumer and other loans increased $403,000 or 42%. The reduction in loans in the first quarter of 2003 was primarily due to the amount of net payoffs. During the first quarter of 2003, we generated approximately $8.5 million in new loans and advanced approximately $18.5 on existing loans. Approximately $9.4 million in loan payoffs and $21 million in principal paydowns were received during the first quarter of 2003. Those amounts include $406,000 in principal paydowns of classified loans and $918,000 in payoffs of classified loans, which the Company is working to reduce and/or eliminate. Payoffs of classified loans accounted for approximately 10% of the total amount of loan payoffs.

Pacifica’s commercial loan portfolio includes loans to businesses in the manufacturing, wholesale, retail, service, agricultural, and construction industries, primarily located in western Washington. As of March 31, 2003, there was no significant concentration of loans to any particular group of customers engaged in similar activities and having similar economic characteristics. However, due to the limited scope of Pacifica’s primary market area, a substantial geographic concentration of credit risk exists and, as a result, localized economic downturns can be expected to have a more pronounced effect on Pacifica than they might with a similar but more geographically diversified company.

Asset Quality

Nonperforming Assets

Nonperforming loans include nonaccrual loans, restructured loans, and loans 90 days or more past due. Pacifica’s policy is generally to place loans on a nonaccrual basis when, in management’s judgment, the collateral value and the financial condition of the borrower do not justify accruing interest as an income item. Interest previously recorded but not deemed collectible is reversed and charged against current income. Interest income on these loans is then recognized when collected. Restructured loans are loans for which the contractual interest rate has been reduced or other concessions are granted to the borrower because of deterioration in the financial condition of the borrower resulting in the borrower’s inability to meet the original contractual terms of the loans.

Nonperforming loans were $448,000, or 0.42% of total loans at March 31, 2003, compared to $214,000, or 0.20% of total loans as of December 31, 2002. The nonperforming loans are also considered impaired loans. The Company considers loans impaired when it is probable the Company will not be able to collect all amounts as scheduled under a loan agreement. The $448,000 balance at March 31, 2003 consists of two loans. One loan in the amount of $110,000 is well secured by real estate. We anticipate full payment of this loan during the second quarter of 2003. The second loan in the amount of $338,000 is a well-secured real estate loan and we expect full collection within six months. This loan was past due over 90 days at March 31, 2003 as a result of the prolonged foreclosure process. The $214,000 balance at year-end consisted of two loans. The $110,000 loan referred to above and a second loan in the amount of $104,000 which was subsequently paid down to $30,000 after year-end and is now classified as a performing loan. We expect it to be paid off during the second quarter of 2003.

Recoveries on previously charged off loans totaled $25,000 during the first quarter of 2003. There were no loans charged off during the first quarter of 2003.

Potential problem loans are loans that are performing and are not nonaccrual, past due, or restructured, but about which there are significant doubts about the borrower’s ability to comply with the present repayment terms in the future and which later may be included in nonaccrual, past due, or restructured loans. We had $4.2 million in potential problem loans at March 31, 2003, compared to $4.3 million at year-end 2002, a reduction of $132,000, or 3%. The potential problem loans at March 31, 2003, consisted of two commercial loans and one commercial real-estate loan. None of the potential problem loans at March 31, 2003 and at year-end 2002, are considered to be impaired loans. Management anticipates the current level of potential problem loans to continue to improve in the following quarters as we continue our efforts to achieve workout plans with our customers. The Company has made significant improvement in reducing classified assets. As of March 31, 2003, the Bank had reduced by 39% the amount of its classified assets that the FDIC had identified as of September 30, 2002. We have reduced the amount of classified assets by 44% as of April 30, 2003, which exceeded the target of 40% reduction as set forth in the Directive for September 30, 2003. We are ahead of target to meet our goals.

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

Management reviews and evaluates the appropriate level of the allowance for loan losses and determines the provision at least on a monthly basis. The evaluation by management includes consideration of changes in the nature and volume of the portfolio as well as commitments and standby letters of credit, overall portfolio quality, past loan loss experience, peer bank experience, loan concentrations, specific problem loans, internal and external credit examination results, and the current economic conditions that may affect the borrowers’ ability to pay. Management monitors delinquencies closely. Loan loss reserve calculations and the delinquencies are reported to the Bank Loan Committee and the Board of Directors at least monthly. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require Pacifica to increase the allowance for loan losses based on their judgment about information available to them at the time of their examination. Management has made provisions for loan losses aimed at maintaining a reasonable reserve against outstanding loans.

While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination.

Pacifica’s loan loss analysis procedure emphasizes early detection of loan losses. The Company significantly increased its allowance for loan losses through additional provisions during 2001. During 2002, we achieved significantly greater net recoveries on charged-off loans than expected, including a large insurance settlement, and significantly reduced the amount of our classified assets. The Company continued to improve our asset quality and reduce the amount of classified assets during the first quarter of 2003. No additions to the allowance for loan losses were made during 2002 or the first quarter of 2003 except for recoveries from previously charged off loans. At March 31, 2003, the allowance for loan losses was $2.94 million, or 2.78% of total loans, compared to $2.92 million, or 2.67% of total loans, at December 31, 2002. The $25,000 increase from year-end 2002 represents recoveries from previously charged off loans. Management believes the current balance of the allowance for loan losses is adequate to provide against current potential losses in light of our current loan portfolio and existing expected economic conditions. We anticipate that additions to the allowance for loan losses in 2003, if any, would be minimal, particularly as we address our moderate loan growth and our effort to improve our asset quality.

The following table sets forth information regarding changes in Pacifica’s allowance for loan losses:

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
Balance at beginning of period	$2,919	$3,530
Charge-offs	—	—
Recoveries	25	56
Provision for loan losses	—	—

Balance at end of period	$2,944	$3,586

Ratio of net charge-offs to average loans outstanding during the period	0%	0%

Liquidity and Sources of Funds

The primary function of asset/liability management is to ensure adequate liquidity and maintain an appropriate balance between interest-sensitive earning assets and liabilities. Liquidity management focuses on Pacifica’s ability to meet the financial demands of depositors, creditors and borrowers. Pacifica actively manages the levels, types and maturities of earning assets in relation to the funding sources available to ensure that adequate funding will be available at all times. In addition, the Supervisory Directive temporarily limits the Bank’s ability to pay dividends other than those necessary to service existing holding company debt, which is subject to regulatory approval. Management believes that Pacifica’s current liquidity is adequate to meet its operating requirements, however it is considering various ways to raise capital, including the issuance of trust preferred securities, to comply with the Tier 1 capital requirements of the Supervisory Directive and provide for future growth.

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

Cash.     Cash and cash equivalents at March 31, 2003, totaled $31.0 million, up 79% from $17.3 million at March 31, 2002.

Cash from (used by) Operating Activities.    Net cash provided by operating activities totaled $720,000 in the first quarter of 2003, up from net cash used by operating activities of $104,000 in the same period of 2002. This increase was caused primarily by the decrease in other assets as we collect receivables from mortgage loans sold and the increase in accrued interest payable in the first quarter of 2003.

Cash from (used by) Investing Activities.    Net cash provided by investing activities was $7.7 million during the first quarter of 2003, as compared to net cash used by investing activities of $8.9 million in the same period of 2002. Net funding for new loans and the increase in cash and cash equivalents for the first quarter of 2003 primarily came from the sale, maturity and principal pay downs of securities and the payoffs of loans. Funding for investing activities for the first quarter of 2002 came from interest-bearing cash with other banks, which were used to make loans to customers and to purchase securities.

Cash from (used by) Financing Activities.    In the first quarter of 2003, net cash used by financing activities totaled $7.1 million, up from net cash used by financial activities of $5 million in first quarter 2002, as the result of a decrease in deposits of $6.7 million and $5.5 million during the first quarter of 2003 and 2002, respectively. Cash was used to pay down the outstanding balance of borrowings in the first quarter of 2003, compared to an increase of cash from borrowings in the same period of 2002.

Deposits

Pacifica seeks to attract deposits in its primary market area by pricing its products competitively and delivering quality service. Pacifica offers various types of deposit accounts, including checking, savings, money market accounts and a variety of certificates of deposit accounts.

Total deposits decreased by $6.7 million, or 4%, to $141.6 million at March 31, 2003, compared to $148.3 million at December 31, 2002. Noninterest-bearing deposits decreased by $1.5 million, or 11%, to $12.4 million at March 31, 2003, from $13.9 million at December 31, 2002. During the same period, interest-bearing deposits also decreased $5.2 million, or 4%, to $129.2 million, with the reduction being attributable to Pacifica’s efforts to monitor our asset size and increase our loan-to-deposit ratio by reducing our time deposits. We expect to optimize the size and mix of our deposit portfolio to meet our loan growth needs and to maximize our net interest margin.

Time deposits accounted for $87 million, or 67% of the total interest-bearing deposits at March 31, 2003, down from $88.2 million, or 66% of the total interest-bearing deposits at December 31, 2002. In comparison, money market deposits increased to $32.4 million, or 25% of the total interest-bearing deposits at March 31, 2003, from $31.1 million, or 23% of the total interest-bearing deposits at December 31, 2002, and NOW accounts decreased to $9.5 million, or 7% of the interest-bearing deposits at March 31, 2003, from $14.7 million, or 11% of the interest-bearing deposits at December 31, 2002.

Borrowings

At March 31, 2003 and December 31, 2002, Pacifica had demand notes issued to the U.S. Treasury in the amount of $0 and $163,000, respectively, representing the Treasury Tax and Loan note balance.

In addition, Pacifica obtained a $3 million one-year revolving line of credit through one of our correspondent banks in September 2001, which was renewed in November 2002. The line of credit is collateralized by the Bank’s stock and subject to certain restrictive covenants including, among others, requirements with regards to capital ratios, ROA, loan loss reserve ratios and lender’s prior approval on certain transactions. The Company was out of compliance with one of these covenants at December 31, 2002. The Company has received a letter from the lender waiving compliance with such covenant. As of March 31, 2003, the Company is in full compliance with all its covenants. Interest on this line is at the bank’s prime rate plus 0.75% and is paid quarterly. Borrowings under this line of credit totaled $492,000 and $809,000 at March 31, 2003 and December 31, 2002, respectively. Subsequently, during April of 2003, the Company paid off the remaining balance on this line.

At March 31, 2003, the Company had additional short-term funding sources available totaling $15.6 million, subject to availability, with variable interest rates which were collateralized by $9.8 million of investment securities. There were no borrowings outstanding under these agreements as of March 31, 2003.

Under accounting principles generally accepted in the United States of America and the reporting guidelines of the Federal Reserve Board, the Company’s limited life preferred stock is accounted for as subordinated debt. The Company received subscription for $2 million in limited life preferred stock during 2002. No additional subscriptions of limited life preferred stock have been issued in 2003.

Capital and Capital Ratios

Pacifica’s shareholders’ equity at March 31, 2003, was $12.3 million, up 1% from $12.2 million at December 31, 2002. Shareholders’ equity was 8% of total assets at March 31, 2003, compared to 7% at December 31, 2002.

Preferred Stock

The Company is authorized to issue up to 3,000,000 shares of no par value preferred stock. The Board of Directors has the authority to determine the rights and privileges to be granted to holders of preferred stock. In June 2002, the Company commenced an offering of up to 8,000 shares of its Series A Preferred Stock, designated as a combination of Series A-1 Perpetual Cumulative Preferred Stock (the “Perpetual Preferred”) and Series A-2 Five-Year Cumulative Mandatory Redeemable Preferred Stock (the “Limited Life Preferred”). The Series A Preferred Stock was offered at $1,000 per share, in a private placement to accredited investors, sophisticated investors, and non-U.S. persons. The Perpetual Preferred pays an initial annual cash dividend of 9.8% adjusted bi-annually to the equivalent of the current U.S. 30-year Treasury Bond yield + 400 basis points. The Limited Life Preferred pays an initial annual cash dividend of 8.8% adjusted bi-annually to the equivalent of the current U.S. 30-year Treasury Bond yield + 300 basis points. The first bi-annual adjustment occurred on January 1, 2003 based on a current U.S. 30-year Treasury Bond yield of 4.78%. The Series A Preferred Stock shareholders are entitled to receive a liquidation amount equal to the original purchase price, plus any accrued but unpaid dividends. The Series A Preferred Stock is non-voting, except for certain matters relating to the Company’s Articles of Incorporation. The Limited Life Preferred is accounted for as subordinated debt while the Perpetual Preferred is accounted for as equity capital.

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

The proceeds of the Series A Preferred Stock offering were applied to increase the Bank’s capital and to pay down the outstanding advances on the Company’s commercial line of credit.

Common Stock

Pacifica’s shareholders’ equity at March 31, 2003, was 12.3 million, compared with $12.2 million at year-end 2002. Shareholders’ equity was 8% and 7% of total assets at March 31, 2003 and December 31, 2002, respectively.

The primary reason for the increase in the Company’s shareholders’ equity since December 31, 2002, was the net income for the first quarter, and the increase in accumulated other comprehensive income. The decrease in accumulated deficit is due primarily to a net income of $106,000 in the first quarter of 2003. Accumulated other comprehensive income (loss) was $53,000 as of March 31, 2003, and $43,000 at December 31, 2002. The $10,000 change represents an increase in unrealized gains on available-for-sale securities, net of tax effect.

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

The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk. The Supervisory Directive discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” requires Pacifica Bank’s Tier 1 Leverage Capital ratio to be maintained at 8% or greater. The Bank’s Tier 1 capital ratio was 8.96% as of March 31, 2003. Banks with capital ratios below the required minimum are subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

The FDIC has established qualifications necessary to be classified as a well-capitalized bank, primarily for assignment of FDIC insurance premium rates. The following table sets forth the current regulatory requirements for capital ratios that are applicable to Pacifica, compared with Pacifica’s capital ratios at dates indicated. The table illustrates that Pacifica’s capital ratios exceeded the regulatory capital requirements and qualified as “well-capitalized” at March 31, 2003 and December 31, 2002.

			March 31, 2003		December 31, 2002
Capital Ratios	Regulatory Minimum	To Be Well Capitalized	Pacifica’s Actual Ratio	Pacifica Bank’s Actual Ratio	Pacifica’s Actual Ratio	Pacifica Bank’s Actual Ratio
Tier I Capital to Risk-Weighted Assets Ratio	4.00%	6.00%	9.82%	11.23%	9.47%	10.73%
Total Capital to Risk-Weighted Assets Ratio	8.00%	10.00%	12.37%	12.50%	11.98%	11.99%
Leverage ratio	4.00%	5.00%	7.83%	8.96%	7.81%	8.80%

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

	High	Low
First quarter 2002	$6.00	$5.50
Second quarter 2002	8.00	5.00
Third quarter 2002	6.50	6.25
Fourth quarter 2002	5.10	4.75
First quarter 2003	5.15	4.00

Capital Expenditures and Commitments.

The Company had no material capital expenditures or commitments at March 31, 2003.

Significant Accounting Policies

See “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2002. See also Note 5 to the Condensed Consolidated Financial Statements included herein.

Factors That May Impact Our Financial Condition and Results of Operations

See the discussion included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

At March 31, 2003, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2002. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” referenced in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, are responsible for establishing and maintaining disclosure controls and procedures for the Company and its subsidiaries. Management has designed such controls to ensure that all material information relating to the Company and its subsidiaries is made known to them by others within the organization. Management evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) within 90 days prior to the filing date of this quarterly report. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are functioning properly and effectively. There is no significant deficiencies or material weaknesses with the controls and procedures that required modification. There were no significant changes in the Company’s internal controls that could significantly affect its disclosure controls and procedures since the date of the evaluation.

PACIFICA BANCORP, INC.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

11.	Computation of per share earnings

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Pacifica did not file any reports on Form 8-K during the first quarter of 2003.

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, John A. Kennedy, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pacifica Bancorp, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003	/s/ John A. Kennedy
John A. Kennedy Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, John D. Huddleston, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pacifica Bancorp, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003	/s/ John D. Huddleston
John D. Huddleston Chief Financial Officer

PACIFICA BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFICA BANCORP, INC.

Date: May 8, 2003	By	/s/ John A. Kennedy
John A. Kennedy President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2003	By	/s/ John D. Huddleston
John D. Huddleston Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer