Form 10-Q
period 2003-06-30
PACIFICA BANCORP INC
filed 2003-08-13
CIK 1133862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

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

Yes ☐     No ☒

The number of shares outstanding of the issuer’s classes of common equity as of July 31, 2003:

Common Stock—3,260,368 shares outstanding

-i-

PACIFICA BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2003	December 31, 2002
(Dollars in thousands)
ASSETS
Cash and due from banks	$2,951	$3,144
Interest-bearing cash	8,464	13,489
Federal funds sold	10,990	13,080

Total cash and cash equivalents	22,405	29,713
Interest-bearing deposits in other banks	657	657
Securities available-for-sale, at fair value	21,350	22,518
Correspondent bank stock, at cost	235	133

Total investments	22,242	23,308
Loans	110,148	109,735
Less allowance for loan losses	(2,579)	(2,919)

Total loans, net	107,569	106,816
Bank premises and equipment, net	2,387	2,609
Accrued interest receivable	798	778
Other	3,142	1,464

Total other assets	6,327	4,851

TOTAL ASSETS	$158,543	$164,688

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$13,138	$13,961
Interest-bearing	129,196	134,359

Total deposits	142,334	148,320
Accrued interest payable	1,263	948
Other accrued liabilities	390	272
Other borrowings	2	972

Total other liabilities	1,655	2,192
Mandatory redeemable preferred stock	2,000	2,000

Total liabilities	145,989	152,512

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 3,000,000 shares authorized; 2,350 issued and outstanding, 350 shares accounted for as equity and 2,000 shares as liabilities	350	350
Common stock, no par value, 10,000,000 shares authorized, 3,260,368 shares issued and outstanding at June 30, 2003 and December 31, 2002	16,054	16,054
Accumulated deficit	(3,986)	(4,271)
Accumulated other comprehensive income, net of tax	136	43

Total shareholders’ equity	12,554	12,176

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$158,543	$164,688

See accompanying notes to these financial statements.

PACIFICA BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
(Dollars in thousands, except for per share data)
INTEREST INCOME
Loans, including fees	$1,974	$2,118	$3,979	$4,144
Investments and interest-bearing deposits	350	477	673	903
Federal funds sold	36	14	75	27

Total interest income	2,360	2,609	4,727	5,074

INTEREST EXPENSE
Deposits	703	1,092	1,455	2,306
Borrowings	—	14	—	27
Mandatory redeemable preferred stock	39	—	77	—

Total interest expense	742	1,106	1,532	2,333

NET INTEREST INCOME	1,618	1,503	3,195	2,741
PROVISION FOR LOAN LOSSES	(90)	(500)	(90)	(500)

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,708	2,003	3,285	3,241

NONINTEREST INCOME
Service fees	37	31	79	53
Other income	114	100	228	195
Gain on sold and called available for sale securities	76	28	109	28

Total noninterest income	227	159	416	276

NONINTEREST EXPENSES
Salaries and employee benefits	871	927	1,722	1,821
Occupancy and equipment	319	247	633	494
Other expenses	527	403	897	788

Total noninterest expenses	1,717	1,577	3,252	3,103

INCOME FROM CONTINUING OPERATIONS	218	585	449	414
Loss from discontinued operations	(23)	(104)	(148)	(192)

INCOME BEFORE INCOME TAXES	195	481	301	222
INCOME TAXES	—	—	—	—

NET INCOME	$195	$481	$301	$222
Less accrued perpetual preferred stock dividends	(55)	—	(77)	—

NET INCOME TO COMMON SHAREHOLDERS	$140	$481	$224	$222

NET INCOME PER SHARE TO COMMON SHAREHOLDERS:
Basic	$0.04	$0.15	$0.07	$0.07

Diluted	$0.04	$0.14	$0.07	$0.06

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	3,260,368	3,260,368	3,260,368	3,260,368

Diluted	3,261,948	3,367,839	3,262,448	3,424,125

See accompanying notes to these financial statements.

PACIFICA BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2003	2002
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$301	$222
Adjustments to reconcile net income to net cash flows from operating activities
Provision for loan losses	(90)	(500)
Net amortization (accretion) of securities	48	69
Realized (gain)/loss on sold and called available-for-sale securities, net	(109)	(28)
Federal Home Loan Bank stock dividends	(4)	(8)
Depreciation	248	223
Changes in operating assets and liabilities
Interest receivable	(20)	247
Other assets	(1,678)	31
Interest payable	315	(480)
Other liabilities	55	(79)

Net cash flows from (used by) operating activities	(934)	(303)

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing deposits in banks	—	50
Purchases of available-for-sale investment securities	(23,977)	(30,005)
Proceeds from sales, calls, maturities and principal payments of available-for-sale securities	25,346	42,765
Net change in loans made to customers	(663)	(5,590)
Purchases of correspondent bank stock	(100)	—
Redemption of Federal Home Loan Bank stock	2	—
Additions to premises and equipment	(26)	(706)

Net cash flows from (used by) investing activities	582	6,514

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in noninterest-bearing deposits	(823)	(3,166)
Increase (decrease) in interest-bearing deposits	(5,163)	(6,088)
Increase (decrease) in other borrowings	(970)	515

Net cash flows from (used by) financing activities	(6,956)	(8,739)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,308)	(2,528)
CASH AND CASH EQUIVALENTS, beginning of period	29,713	31,356

CASH AND CASH EQUIVALENTS, end of period	$22,405	$28,828

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$1,217	$2,835

See accompanying notes to these financial statements.

PACIFICA BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pacifica Bancorp, Inc. (“Pacifica” or the “Company”) is a bank holding company for Pacifica Bank (the “Bank”). The Company was organized under the laws of the State of Washington in October 2000 and is headquartered in Bellevue, Washington. Effective March 31, 2003, the Company ceased operations of its wholly owned subsidiary Pacifica Mortgage Company (“Pacifica Mortgage” or the “Mortgage Company”). Pacifica Mortgage is no longer generating new loans as of March 31, 2003. The Company processed residual transactions throughout the second quarter of 2003. The Company plans to provide mortgage services via referrals to correspondent banking relationships thereafter, to generate fee income and serve our customers efficiently.

NOTE 1.    BASIS OF PRESENTATION

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial condition and the results of operations for the interim periods included herein have been made. Operating results for the three months and six months ended June 30, 2003, are not necessarily indicative of the results to be anticipated for the remainder of the year. Certain amounts in the 2002 financial statements may have been reclassified to conform to the 2003 presentation. For additional information, refer to the audited financial statements and notes thereto included in Pacifica’s annual report on Form 10-K for the year ended December 31, 2002.

The condensed consolidated financial statements include the accounts of Pacifica Bancorp, Inc. and its wholly-owned subsidiaries, Pacifica Bank and Pacifica Mortgage Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as of the date of the balance sheet, and revenues and expenses for the period. Actual results could differ from estimated amounts. Management’s estimate of the required balance in the allowance for loan losses is believed to be an estimate that is particularly sensitive and may be subject to revision in the near term.

Stock Option Plans—The Company recognizes the financial effects of stock options under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Generally, stock options are issued at a price equal to the fair value of the Company’s stock as of the grant date. Under APB 25, options issued in this manner do not result in the recognition of employee compensation in the Company’s financial statements. Disclosures required by Statement of Financial Accounting Standards No. 123, Accounting For Stock-Based Compensation, as amended, are set forth below:

	(In Thousands, except for per share amounts)
	Three Months Ended June 30, 2003 (Pro Forma)	Three Months Ended June 30, 2002 (Pro Forma)
Net income from Company operations	$195	$481
Less accrued perpetual preferred stock dividends	(55)	—

Net income available to common shareholders	140	481
Additional compensation for fair value of stock options	(46)	(112)

Pro forma net income from Company operations	$94	$369

Net income per share available to common shareholders
Basic
As reported	$0.04	$0.15

Pro forma	$0.03	$0.11

Diluted
As reported	$0.04	$0.14

Pro forma	$0.03	$0.11

	(In Thousands, except for per share amounts)
	Six Months Ended June 30, 2003 (Pro Forma)	Six Months Ended June 30, 2002 (Pro Forma)
Net income from Company operations	$301	$222
Less accrued perpetual preferred stock dividends	(77)	—

Net income available to common shareholders	224	222
Additional compensation for fair value of stock options	(90)	(226)

Pro forma net income (loss) from Company operations	$134	$(4)

Net income (loss) per share available to common shareholders
Basic
As reported	$0.07	$0.07

Pro forma	$0.04	$(0.01)

Diluted
As reported	$0.07	$0.06

Pro forma	$0.04	$(0.01)

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

NOTE 4.    OTHER ASSETS

During the latter part of the second quarter, the Bank purchased $3 million of Bank Owned Life Insurance (BOLI), a cash value life insurance policy which appreciates over time. The BOLI was purchased in order to offset the cost of existing employee benefit programs. The increase in value in the BOLI is accounted for as noninterest income and we expect a positive impact to the Company’s noninterest income going forward.

NOTE 5.    STOCK OPTION PLAN

The Company has a 1998 Employee Stock Option Plan (the “Plan”), which provides for nonqualified stock options for non-officer directors and incentive stock options for officers and employees for a maximum of 1,000,000 as restated, shares of authorized common stock. Pursuant to the Plan, the Company has awarded options to officers, employees and directors at prices no less than fair market value at the date of grant. Options generally vest and become exercisable in incremental percentages over five years from the grant date and expire after ten years, while certain options vest over three years.

During the first six months of 2003, the Company granted 138,089 options, including 40,000 to outside Directors at $4.10 per share with a vesting period of three years, 51,939 at $5.10 per share to certain existing employees whose option price was in excess of $8.25 per share with vesting periods to be simultaneous with their original grants, and 46,150 to new hires at various prices with a vesting period of five years. Prices for the options granted during the first six months range from $4.00 to $5.10.

NOTE 6.    LEASING ACTIVITIES

The Company sublet the Mortgage Company facility to a third party effective June 1, 2003. The current sublease agreement is a month-to-month lease with a monthly rent of $4,000 and expires on December 31, 2003. In addition, the Bank consolidated its office space and entered into an agreement effective August 1, 2003, to sublease the surplus office space for the remaining term of the lease. The sublease agreement has an average monthly rent of $4,645 and expires on September 1, 2007.

NOTE 7.    DISCONTINUED OPERATIONS

Effective March 31, 2003, the Company ceased operations of its wholly owned subsidiary Pacifica Mortgage and processed residual transactions throughout the second quarter of 2003. The Company plans to provide mortgage services via referrals to correspondent banking relationships thereafter.

An entity that reports a discontinued operation, an extraordinary item, or the cumulative effect of an accounting change in a period shall present basic and diluted per-share amounts for those line items either on the face of the income statement or in the notes to the financial statements. The Company’s net income available to shareholders for the second quarter of 2003 was $140,000, or $0.04 per diluted share. Net income would have been $163,000, or $0.05 per diluted share, without the loss from discontinued operations. For the same period of 2002, the Company reported a net income of $481,000, or $0.14 per share. Net income would have been $585,000, or $0.17 per share, without the net operating loss from the Mortgage Company.

The Company’s net income available to shareholders for the first six months ended June 30, 2003, was $224,000, or $0.07 per diluted share. Net income would have been $372,000, or $0.11 per diluted share, without the loss from discontinued operations. For the same period of 2002, the Company reported a net income of $222,000, or $0.06 per diluted share. Net income would have been $414,000, or $0.12 per share, without the net operating loss from the Mortgage Company.

Amounts related to the Mortgage Company in the 2002 and 2003 financial statements have been reclassified to conform to the requirements for the discontinued operations presentation. Interest expense on other borrowings was included in the loss from discontinued operations amount.

NOTE 8.    NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristic of a derivative, clarifies when a derivative contains a financing component and amends certain other existing pronouncements. The Company believes the adoption of SFAS No. 149 will not have a material effect on the Company’s consolidated financial statements.

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company believes that adoption of SFAS No. 150 will not have a material effect on the Company’s consolidated financial statements.

PACIFICA BANCORP, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the unaudited condensed consolidated financial statements of Pacifica Bancorp, Inc. (“Pacifica” or the “Company”) and notes thereto presented elsewhere in this report.

Note regarding Forward-Looking Statements: This Form 10-Q may contain “ forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs and assumptions based on currently available information, and we have not undertaken to update these statements except as required by the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder. Other than statements of historical fact regarding our financial position, business strategies and management’s plans and objectives for future operations are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” and “intend” and words or phrases of similar meaning, as they relate to Pacifica or management, are intended to help identify forward-looking statements. Although we believe that management’s expectations as reflected in forward-looking statements are reasonable, we cannot assure readers that those expectations will prove to be correct. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include our ability to maintain or expand our market share or net interest margins, and to implement our marketing and growth strategies. Further, actual results may be affected by our ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; general trends in the local, regional and national banking industry, as well as any further similar events. In addition, there are risks inherent in the banking industry relating to collectibility of loans and changes in interest rates. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in our other filings with the FDIC and the SEC. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations.

Overview

General

Pacifica Bancorp, Inc. (“Pacifica” or the “Company”) is a bank holding company for Pacifica Bank (the “Bank”). Effective March 31, 2003, the Company ceased operations of its wholly owned subsidiary Pacifica Mortgage Company (“Pacifica Mortgage” or the “Mortgage Company”). The Company was organized under the laws of the State of Washington in October 2000 and became the parent company of the Bank on January 1, 2001, pursuant to a Plan and Agreement of Reorganization (the “Plan”). Under the Plan, the Company issued 3,258,208 shares of common stock in exchange for all outstanding shares of Pacifica Bank stock (1,629,104 shares), using a 2-for-1 ratio.

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

Pacifica Mortgage was incorporated on January 18, 2001, and offered a variety of residential loan options to the residents of our service area prior to ceasing operations effective March 31, 2003. The Company undertook a major restructuring of Pacifica Mortgage in the third quarter of 2002. The restructuring did not sufficiently improve profitability of the Mortgage Company, and as a result, the Company decided to close the Mortgage

Company. The Company processed residual transactions throughout the second quarter of 2003. The Company plans to provide mortgage services via referrals to correspondent banking relationships thereafter, to generate fee income and serve our customers efficiently.

Pacifica’s main office, from which it conducts both banking and administrative functions, is located in the central business district of Bellevue, Washington, approximately 10 miles from Seattle. Pacifica’s Seattle office was opened in December 2001 and is located in the downtown/International District of Seattle. The Company’s primary market area is King County, Washington. The Company attracts customers from the greater Bellevue area, the greater Seattle area and communities along the I-5 corridor from Everett to Olympia, Washington. Pacifica’s market area has undergone significant business diversification, and the regional economy generally experienced strong growth and stability in the 1990s, although a distinct softening in the regional economy occurred in 2001 and continued throughout 2002 and into the first half of 2003. The economic slowdown appears to have been particularly pronounced in the Pacific Northwest, with unemployment levels above the national average. The region is currently experiencing slow growth and recovery and management expects that to continue in 2003.

Pacifica provides financial solutions and services for local and international business. The Company continuously reviews products and services in order to provide its customers more service options and better quality of service. We successfully launched our Internet online banking service in December 2001 and Online Bill Pay service in September 2002.

Business Strategies

The Board of Directors and Management recently developed a Five-Year Strategic Plan (the Strategic Plan), which is designed to strengthen the Company’s financial performance and thereby increase shareholder value.

We are currently implementing the Strategic Plan. In late 2002 and into 2003, we took the following measures to improve asset quality while increasing earnings and enhancing overall efficiency:

•	Restructured our lending team and added two experienced loan officers to help generate more new loans;

•	Strengthened our credit administration function and improved our overall loan quality;

•	Took various measures to cut operating costs;

•	Continued to monitor our staffing needs closely and adjust job functions to increase overall productivity and efficiency;

•	Formed a Funds Management Committee consisting of executive management and members from credit administration, lending, operations and private banking to analyze the asset liability management strategies of the Company, including the continuing evaluation of pricing for loans and deposits;

•	Continued to enhance international services.

During the second quarter and the first six months of 2003, we experienced a reduction in classified assets, an improvement in overall asset quality and a decline in our cost of funds. During the second quarter, we sublet the office space previously occupied by the Mortgage Company and consolidated the Bank’s office space as well.

We are currently negotiating a term loan from a correspondent bank which would be used to payoff the Company’s Preferred Stock. The term loan will allow the Company to retire the higher priced Preferred Stock, which would represent a savings of approximately 320 basis points compared to the current cost on our outstanding Preferred Stock. Minimizing the current cost of outstanding Preferred Stock will significantly lower the Company’s cost of capital.

Supervisory Directive

As a result of a September 2001 examination by the FDIC and the Washington State Department of Financial Institutions, Division of Banks (the “Department”), the Bank became subject to a Supervisory Directive dated March 27, 2002. In response to the Supervisory Directive, management prepared action plans, formed an Asset Quality Committee, and took other steps to improve credit quality, improve capital ratios, increase earnings and promote stability during 2002. The Bank successfully met or exceeded substantially all of the requirements set forth in the Supervisory Directive, including the requirements regarding the Tier I Leverage Capital ratio and the targeted level of classified assets as of December 31, 2002. The FDIC and the State conducted a joint examination in late 2002 and acknowledged improvement in the condition of the Bank. The regulators determined that the Bank should remain subject to a supervisory directive at least until the next regulatory examination, which is expected to occur in the fourth quarter of 2003. As a result, the March 27, 2002 Supervisory Directive was revised effective February 25, 2003. The Board of Directors and management fully expect to be in compliance with the revised Supervisory Directive (the “Directive”) throughout the year.

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

The Company has made significant improvement in reducing the classified assets. As of June 30, 2003, the Bank has reduced by 60% the amount of its classified assets that the FDIC had identified as of September 30, 2002, which exceeded the target of a 50% reduction as set forth in the Directive for year-end 2003. The Bank’s Tier 1 Leverage Capital ratio was 9.18% as of June 30, 2003. We do not expect the limitations of the Supervisory Directive to reduce our ability to achieve our plan for 2003.

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

Net Income Available to Shareholders

Pacifica reported a net income of $140,000, or $0.04 per diluted share for the second quarter of 2003, down 71% from a net income of $481,000, or $0.14 per diluted share for the same period of 2002. Results of operations for the second quarter of 2003 declined from the same period in 2002. The decline was due primarily to a $90,000 transfer of excess funds from the allowance for loans losses into earnings, while in the same period of 2002, we transferred excess funds from the allowance for loans losses into earnings in the amount of $500,000. Net income excluding the transfer of the excess loan loss reserve was $50,000 for the second quarter of 2003, as compared to a net loss of ($19,000) for the same period of 2002. See below under “Analysis of Provision and Allowance for Loan Losses” for a discussion of the significant changes in the allowance during the second quarter and first six months of 2003 and 2002. Average earning assets decreased to $150.5 million for the second quarter of 2003, down 7%, from $161.1 million for the same period of 2002. During the quarter ended June 30, 2003, net interest margin increased to 4.30%, as compared to 3.73% for the same period of 2002, a 57 basis point increase.

Net income was $224,000, or $0.07 per diluted share for the first six months of 2003, up 1% from a net income of $222,000, or $0.06 per diluted share for the same period of 2002. The improvement was due primarily to a higher net interest margin resulting from a lower cost of funds and an improved yield on investments. Net income for the first six months of 2003 exceeded net income for the same period of 2002. The increase in net income is particularly significant due to the decline of transferred excess funds from the allowance for loan losses into earnings of $410,000, from $90,000 for the first six months of 2003 compared to $500,000 for the same period in 2002. Net income excluding the transfer of excess loan loss reserve to earnings was $134,000 for the first half of 2003, up $412,000 from ($278,000) for the same period of 2002. During the six months ended June 30, 2003, net interest margin increased to 4.22%, as compared to 3.36% for the same period of 2002, up 86 basis points. For the six months ended June 30, 2003, average earning assets decreased by 7% to $151.3 million, from $163.0 million for the same period of 2002.

With the improvements made to net interest income and non-interest income accompanied by the closure of the Mortgage Company, we expect net income to increase for the remainder of the year.

Net Interest Income

Abbreviated average balance sheet and net interest income data for the periods are shown below:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in thousands)	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change
Loans	$106,759	$106,974	$(215)	0%	$106,648	$106,827	$(179)	0%
Interest-bearing deposits in other banks	8,340	21,791	(13,451)	-62%	10,030	21,809	(11,779)	-54%
Investments	22,786	29,010	(6,224)	-21%	21,647	31,060	(9,413)	-30%
Federal funds sold	12,491	3,061	9,430	308%	12,812	3,094	9,718	314%
Bankers’ Bank stock	139	277	(138)	-50%	135	275	(140)	-51%

Total interest-earning assets	150,515	161,113	(10,598)	-7%	151,272	163,065	(11,793)	-7%

Total noninterest-earning assets	4,810	2,728	2,082	76%	4,526	2,623	1,903	73%

Total assets	$155,325	$163,841	$(8,516)	-5%	$155,798	$165,688	$(9,890)	-6%

Interest-bearing deposits	$126,182	$137,031	$(10,849)	-8%	$126,812	$138,119	$(11,307)	-8%
Other borrowed funds	391	2,078	(1,687)	-81%	656	1,870	(1,214)	-65%
Mandatory redeemable preferred stock	2,000	—	2,000	—	2,000	—	2,000	—

Total interest-bearing liabilities	128,573	139,109	(10,536)	-8%	129,468	139,989	(10,521)	-8%

Noninterest-bearing deposits	12,812	11,553	1,259	11%	12,627	12,209	418	3%
Other noninterest-bearing liabilities	1,509	1,803	(294)	-16%	1,342	1,961	(619)	-32%
Stockholders’ equity	12,431	11,376	1,055	9%	12,361	11,529	832	7%

Total liabilities and stockholders’ equity	$155,325	$163,841	$(8,516)	-5%	$155,798	$165,688	$(9,890)	-6%

Total interest income	$2,360	$2,609	$(249)	-10%	$4,727	$5,074	$(347)	-7%
Total interest expense	742	1,106	(364)	-33%	1,532	2,333	(801)	-34%

Net interest income	$1,618	$1,503	$115	8%	$3,195	$2,741	$454	17%

Net interest margin	4.30%	3.73%			4.22%	3.36%

Net interest income is the difference between total interest income and total interest expense. Changes in net interest income are affected by several factors, including changes in average balances of earning assets and interest-bearing liabilities, changes in rates on earning assets and rates paid for interest-bearing liabilities, and the level of noninterest-bearing deposits and shareholders’ equity. Pacifica’s earning assets accounted for 96% of its total assets as of June 30, 2003 and 97% at year-end 2002. Loans are the highest-yielding component of Pacifica’s earning assets. Loans averaged 71% of Pacifica’s total earning assets during the second quarter and the first six months of 2003, compared to 66% in the same periods of 2002. Pacifica does not expect the yield spread to change significantly as a result of the closure of Mortgage operations since it originated primarily single-family mortgage loans and the loans were brokered to other servicing agents with fees being paid to Pacifica Mortgage.

Net interest income for the second quarter of 2003 increased by $115,000, or 8%, to $1.6 million, compared to $1.5 million in the second quarter of 2002. The increase in net interest income reflects the effect of the repricing of time certificates of deposit and money market accounts to a lower average rate. On a percentage basis, interest-earning assets decreased slightly less than interest-bearing liabilities during the second quarter of 2003. Compared with the second quarter of 2002, average earning assets decreased approximately $10.6 million, or 7%, to $150.5 million while average interest-bearing liabilities decreased $10.5 million, or 8%, to $128.6 million for the second quarter of 2003. Due to the repricing of certificate of deposits and money market accounts to lower interest rates and the reduction in average interest bearing liabilities, total interest expense decreased by $364,000, or 33%, during the second quarter of 2003 as compared to the same period of 2002.

Net interest income for the first six months of 2003 increased $454,000, or 17%, to $3.2 million, compared to $2.7 million in the same period of 2002. The increase in net interest income reflects the impact of the repricing of time certificates of deposit and money market accounts and the reduction in average interest bearing liabilities. On a percentage basis, interest-earning assets decreased less than interest-bearing liabilities during the first six months of 2003. Compared with the same period of 2002, average earning assets decreased approximately $11.8 million, or 7%, to $151.3 million while average interest-bearing liabilities decreased $10.5 million, or 8%, to $129.5 million for the first six months of 2003. Given the recent deployment of excess liquidity into investments and the anticipation of additional loans funding, we expect net interest margin and net interest income to increase during the second half of 2003 as compared to the first six months of the year.

Net interest margin (net interest income divided by average earning assets) was 4.30% in the second quarter of 2003, compared with 3.73% for the same period of 2002. The increase in net interest margin reflects the positive effect of our efforts to lower the cost of deposits. The average yield on earning assets decreased slightly to 6.27% during the second quarter of 2003 from 6.48% in the same period of 2002, a decline of 21 basis points. In contrast, the average cost of interest-bearing liabilities for the second quarter of 2003 decreased to 2.31% from 3.18% in the same period of 2002, a decrease of 87 basis points. Interest expense on borrowings related to the Mortgage Company has been included in the total loss from discontinued operations.

For the first six months of 2003, net interest margin increased to 4.22% from 3.36% for the same period in 2002. The average yield on interest-earning assets increased slightly to 6.25% in the first six months of 2003, compared with 6.22% in the same period of 2002. Meanwhile, the average cost of interest-bearing liabilities decreased to 2.37%, during the first six months of 2003 from 3.33% for the same period of 2002. This decrease in interest expense is particularly noteworthy since the addition of mandatory redeemable preferred stock and its associated interest expense came subsequent to the second quarter of 2002.

The increase in average yield on earning assets is primarily due to the 108 basis point improvement in yield on investments during the first six months of 2002. Our interest-earning assets have been repricing more quickly than our interest-bearing liabilities but the effects to lower the cost of deposits have surpassed the effect of reduced loan yields, mainly due to floors placed on adjustable and floating rate loans. Over the course of last year and the first six months of 2003, Pacifica has lowered its cost of deposits, resulting in a positive impact on our net interest margin. At June 30, 2003, Pacifica had $85.9 million in time certificates of deposits. Approximately $29.9 million of those time deposits are expected to reprice in the third quarter of this year. Management believes this repricing will continue to decrease our overall cost of funds.

Average loans (net of deferred loan fees) were approximately $106.7 million in the second quarter of 2003, down $215,000 from $107 million for the same period of 2002. Yield on the loan portfolio (net of deferred loan fees) averaged 7.39% in the second quarter of 2003, compared to 7.93% in the same period of 2002. For the six months ended June 30, 2003, average loans (net of deferred loan fees) were approximately $106.6 million, down $200,000 from $106.8 million for the same period of 2002. Yield on the loan portfolio (net of deferred loan fees) averaged 7.46% in the six months ended June 30, 2003, compared to 7.76% in the same period of 2002. The decrease in loan yield is consistent with the overall drop in interest rates.

The Company initiated interest rate floors on certain variable rate loans during 2002, ranging from approximately 5.5% to 7.0% depending on maturity of the loans. The implementation of the floors helped to mitigate the effect of the drop in prime rate. Due to the amount of loan payoffs, principal pay downs and slower growth in new loan originations during the first six months of 2003, total loans (net of deferred loan fees) as of June 30, 2003, remained flat as compared to year-end. With interest rates at historically low levels, the Company expects principal prepayments to continue as borrowers refinance; however, we expect overall loan growth to increase throughout the remainder of the year. In addition, as our goal to decrease classified loans is reached, we anticipate a higher rate of growth in our loan portfolio.

During the second quarter of 2003, average interest-bearing deposits were $126.2 million, a decrease of $10.8 million, or 8%, from $137 million during the same period of 2002. The cost of interest-bearing deposits decreased to 2.23% in the second quarter of 2003, from 3.19% for the second quarter of 2002. For the six months ended June 30, 2003, average interest-bearing deposits were $126.8 million, a decrease of $11.3 million compared to the same period of 2002. The cost of interest-bearing deposits averaged 2.29% in the six months ended June 30, 2003, compared to 3.34% in the same period of 2002.

Income on interest-earning deposits, Federal Home Loan Bank stock and federal funds sold totaled $63,000 and $139,000, respectively, for the second quarter and the six months ended June 30, 2003, a decrease of $48,000 and $81,000 when compared to the same periods of 2002. The average yield on investments was 5.68% and 5.63%, respectively, for the second quarter and the first six months of 2003, as compared to 5.19% and 4.55% for the same periods of 2002.

To a large extent, the asset yields and cost of funds reflect the level of interest rates as set by the Federal Reserve Board and the competitive nature of the financial services industry. Currently, Pacifica’s assets tend to track the prime rate and reprice more quickly than its liabilities; however, due to the successful implementation of interest rate floors on adjustable rate loans, Pacifica has been able to mitigate the decrease in yield on earning assets. Typically, net interest margin increases in a rising interest rate environment. In contrast, Pacifica may experience decreasing net interest income as a result of “rate squeeze” caused by this same principle in periods of falling interest rates. Management continually monitors Pacifica’s mix of interest-earning assets and interest-bearing liabilities and may use other financial instruments to maintain an appropriate balance.

Noninterest Income

Noninterest income increased by $68,000, or 43%, to $227,000 in the second quarter of 2003, compared with $159,000 for the same period in 2002. For the first six months of 2003, noninterest income increased by $140,000, or 51%, to $416,000 as compared to $276,000 in the same period of 2002. The increases were due primarily to the $26,000 and $69,000 increase in net gains on called securities for the second quarter and first six months of 2003, respectively, and the $22,000 and $12,000 increase in net gains on sales of securities during the same periods. International banking service fee income increased as well as loan commissions and other related income. During the latter part of the second quarter, the Bank purchased $3 million of Bank Owned Life Insurance (BOLI), a cash value life insurance policy which appreciates over time. The BOLI was purchased in order to offset the cost of existing employee benefit programs. The increase in value in the BOLI is accounted for as noninterest income and we expect a positive impact to the Companies noninterest income going forward.

Noninterest Expense

Noninterest expense increased $140,000, or 9%, for the second quarter of 2003 to $1.7 million, and $149,000, or 5%, to $3.3 million for the first six months of 2003, compared with the same periods in 2002. The increases resulted primarily from an increase in occupancy and equipment expense and other expenses.

Salaries and employee benefits expense were approximately $871,000 and $1.7 million for the second quarter and first six months of 2003, respectively, down $56,000, or 6%, and $99,000, or 5%, from the same periods of 2002. The decreases were primarily the result of the decrease in the number of employees attributed to the restructuring of certain positions in order to reduce costs. Pacifica had 51 full-time equivalent employees at June 30, 2003, compared with 54 full-time equivalent employees, excluding the Mortgage Company, at June 30, 2002. Salaries and employee benefit expenses related to the Mortgage Company were included in the loss from discontinued operations for the second quarter and first six months of 2003 and 2002.

Occupancy and equipment expense was $319,000 for the second quarter of 2003 and $633,000 for the first six months of 2003, up $72,000 or 29% and $139,000 or 28%, respectively, from the same periods in 2002. The increase in occupancy and equipment expense for the second quarter of 2003 was due primarily to an increase in building lease expense and computer software amortization expense. The increase for the six months ended June 30, 2003, is primarily due to the higher building lease expense and the amortization expense on computer software. The Company sublet the Mortgage Company facility to a third party effective June 1, 2003. The current sublease agreement expires on December 31, 2003. In addition, due to the reduction in the number of staff that occurred since the fourth quarter of 2002, the Bank consolidated its office space and entered into an agreement effective August 1, 2003, to sublease the surplus office space for the remaining term of the lease. The sublease agreement expires on September 1, 2007. With the sublease arrangement and space consolidation, we expect occupancy and equipment expense to decrease for the remainder of 2003.

Total other expenses were $527,000 in the second quarter of 2003 and $897,000 for the first six months of 2003, up $124,000, or 31%, and $109,000, or 14%, respectively, from the same periods in 2002. The increases were due primarily to the increased cost of the FDIC assessment, professional services and insurance expense. The increases in CPA and attorney fees were primarily due to new rules and regulations applicable to companies such as Pacifica. The increase in insurance expense was primarily due to the additional expense of insurance policies for our directors and officers. Starting July 1, 2003, our FDIC assessment expense was significantly reduced as a result of our most recent examination.

Analysis of Financial Condition

During the first six months of 2003, management continued to focus on credit quality and credit administration. At June 30, 2003, Pacifica had assets of $158.5 million, a decrease of $6.1 million, or 4%, from $164.7 million at December 31, 2002. Shareholders’ equity was $12.5 million at June 30, 2003, up $378,000, or 3%, from $12.2 million at December 31, 2002. Net loans increased $753,000, or 1%, to $107.6 million at June 30, 2003 from $106.8 million at December 31, 2002. The Company’s investment portfolio decreased $1.2 million, or 5%, to $21.4 million at June 30, 2003 from $22.5 million at December 31, 2002. Deposits decreased 4% to $142.3 million at June 30, 2003 from $148.3 million at December 31, 2002.

Annualized return on average assets (ROA) was .36% and .29% for the second quarter and the first six months of 2003, respectively, compared to 1.17% and .27% for the same periods in 2002. Annualized return on average stockholders’ equity (ROE) was 4.50% and 3.62% for the second quarter and the first six months of 2003, respectively, compared to 16.91% and 3.85% for the same periods of 2002. The declines in ROA and ROE for the second quarter were due primarily to the $500,000 transfer of the excess reserved funds from the allowance for loan loss reserve account to earnings in 2002 as compared to $90,000 in 2003. For the six months ended June 30, 2003, ROA increased slightly due to the higher net income derived from a higher net interest margin and lower losses from discontinued operations. For the six months ended June 30, 2003, ROE was slightly lower compared to the same period of 2002 due primarily to the increase in shareholders’ equity resulting from the issuance of Preferred Stock. The Company’s average equity to average assets ratio was 8.0% and 6.94%, respectively, for the quarters ended June 30, 2003 and 2002. Average equity to average assets ratio was 7.93% and 6.94%, respectively, for the first six months ended June 30, 2003 and 2002.

Investment Activities

Pacifica’s investment portfolio is an important source of liquidity and interest income. The Company’s total investment portfolio includes Federal Home Loan Bank of Seattle (“FHLB”) stock, available-for-sale securities, time certificates with other banks, and a nominal amount of correspondent bank stock. The Company had no held-to-maturity or trading securities. All securities are classified as available-for-sale and are carried at fair value. Securities are used by management as part of its asset/liability management strategy and may be sold in response to interest rate changes or significant prepayment risk.

The Company’s total investment portfolio decreased by $1.1 million, or 5%, from $23.3 million at year-end 2002 to $22.2 million at June 30, 2003. The restructuring of the investment portfolio during 2002 produced a portfolio of higher yield without substantially increasing the portfolio’s overall duration. The Company moved more funds into cash as part of the restructuring of the portfolio to maintain higher liquidity in anticipation of the decrease in time certificates of deposit. Pacifica is a stockholder in the Federal Home Loan Bank of Seattle (“FHLB”). As of June 30, 2003 and December 31, 2002, Pacifica owned FHLB stock of $135,000 and $133,000, respectively. Available-for-sale securities were $21.4 million and $22.5 million at June 30, 2003 and December 31, 2002, respectively. As of June 30, 2003, U.S. government agency securities comprised 47% of the securities portfolio, with mortgage-backed securities at 12% and corporate debt securities at 41%. Purchases totaled $24 million while maturities, calls and principal paydowns totaled $25.3 million for the first six months of 2003. During the first half of 2003, the Company sold available-for-sale securities of approximately $5.3 million and had $19.3 million called and realized a net gain of $109,000, which consisted of $69,000 from called securities and $40,000 from sold securities. The Bank subsequently purchased $10 million in investment securities to settle in July and August of 2003 in order to deploy some excess liquidity and to replace $3 million in additional called securities. Also, as interest rates have recently increased by as much as 100 basis points since June 13th, 2003, Pacifica has been able to take advantage of this movement in rates.

The following table shows the amortized cost and estimated fair value of securities available-for-sale at the dates indicated:

	June 30, 2003
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Available for sale securities
U.S. Government agencies	$9,940	$75	$—	$10,015
Mortgage-backed securities	2,610		(26)	2,584
Corporate debt securities	8,595	156	—	8,751

	$21,145	$231	$(26)	$21,350

	December 31, 2002
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
U.S. Government agencies	$14,956	$37	$—	$14,993
Mortgage-backed securities	789	—	—	789
Corporate debt securities	6,706	30	—	6,736

	$22,451	$67	$—	$22,518

Lending Activities

Loan Portfolio Composition.

Pacifica originates a wide variety of loans to small-to-medium sized businesses and individuals. The following table sets forth the loan portfolio composition by type of loan at the dates indicated:

	June 30, 2003		December 31, 2002
	Amount	% of Total	Amount	% of Total
(Dollars in thousands)
Commercial and industrial loans	$34,704	31%	$38,594	35%
Real estate—construction	16,193	15%	23,112	21%
Real estate—mortgage	58,547	53%	47,477	43%
Consumer and other	1,178	1%	957	1%

	110,622	100%	110,140	100%
Less deferred loan fees	(474)	0%	(405)	0%

Total loans	$110,148	100%	$109,735	100%

At June 30, 2003, total loans increased by $413,000, or 0.38%, to $110.1 million from $109.7 million at year-end 2002. Real estate mortgage and consumer loans were the categories that contributed to the majority of the increase. Real estate mortgage loans increased $11.1 million, or 23%, and consumer and other loans increased $221,000 or 23% while commercial loans decreased $3.9 million, or 10%; real estate construction loans decreased $6.9 million, or 30%. The slow growth in loans in the first six months of 2003 was primarily due to the amount of payoffs and principal pay downs. During the first six months of 2003, we generated approximately $20.1 million in new loans. Advances on existing loans, including lines of credit, totaled approximately $72.7 million. Approximately $17.8 million in payoffs and $74.4 million in principal pay downs on loans, including lines of credit, were received during the same period. Those amounts include $5.4 million in principal pay downs of classified loans and $2.1 million in payoffs of classified loans, which the Company is working to reduce and/or eliminate. Payoffs of classified loans accounted for approximately 12% of the total amount of loan payoffs.

Pacifica’s commercial loan portfolio includes loans to businesses in the manufacturing, wholesale, retail, service, agricultural, and construction industries, primarily located in western Washington. As of June 30, 2003, there was no significant concentration of loans to any particular group of customers engaged in similar activities and having similar economic characteristics. However, due to the limited scope of Pacifica’s primary market area, a substantial geographic concentration of credit risk exists and, as a result, localized economic downturns can be expected to have a more pronounced effect on Pacifica than they might with a similar but more geographically diversified company.

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

Nonperforming loans were $614,000, or 0.56% of total loans at June 30, 2003, compared to $214,000, or 0.20% of total loans as of December 31, 2002. The nonperforming loans are also considered impaired loans. The Company considers loans impaired when it is probable the Company will not be able to collect all amounts as scheduled under a loan agreement. The $614,000 balance at June 30, 2003, consists of three loans. One loan in the amount of $11,000 is well secured by real estate and we anticipate full payment of this loan during the third quarter of 2003. The other two loans in the amount of $266,000 and $337,000 are both well-secured real estate loans and we expect full collection of the loans by the fourth quarter of 2003. These two loans are both in the foreclosure process. The $214,000 balance at year-end consisted of two loans. The $110,000 loan was a well secured real estate loan which was paid down to $11,000 as of June 30, 2003, and a second loan in the amount of $104,000 was paid off during the second quarter of 2003.

Recoveries on previously charged off loans totaled $25,000 during the first six months of 2003. The Company charged off a loan in the amount of $275,000 during the second quarter of 2003.

Potential problem loans are loans that are performing and are not nonaccrual, past due, or restructured, but about which there are significant doubts about the borrower’s ability to comply with the present repayment terms in the future and which later may be included in nonaccrual, past due, or restructured loans. We had $3.6 million in potential problem loans at June 30, 2003, compared to $4.3 million at year-end 2002, a reduction of $646,000, or 15%. The potential problem loans at June 30, 2003, consisted of two commercial loans and one commercial real-estate loan. Management anticipates the current level of potential problem loans to continue to improve in the following quarters as we continue our efforts to achieve workout plans with our customers. The Company has made significant improvement in reducing classified assets. As of June 30, 2003, the Bank had reduced by 60% the amount of its classified assets that the FDIC had identified as of September 30, 2002, which exceeded the target of 50% reduction as set forth in the Directive for year-end, 2003.

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

Pacifica’s loan loss analysis procedure emphasizes early detection of loan losses. The Company significantly increased its allowance for loan losses through additional provisions during 2001. During 2002, we achieved significantly greater net recoveries on charged-off loans than expected, including a large insurance settlement, and significantly reduced the amount of our classified assets. We continued to improve our asset quality and reduce the amount of classified assets during the first six months of 2003. No additions to the allowance for loan losses were made during 2002 or the first six months of 2003 except for recoveries from previously charged off loans. During the second quarter of 2003, we charged off a loan in the amount of $275,000. At June 30, 2003, the allowance for loan losses was $2.58 million, or 2.34% of total loans, compared to $2.92 million, or 2.67% of total loans, at December 31, 2002. The $340,000 decrease from year-end 2002 represents recoveries from previously charged off loans of $25,000, the $275,000 charge-off and the transfer of $90,000 from excess funds in the allowance for loan loss reserve account into earnings. Management believes the current balance of the allowance for loan losses is adequate to provide against current potential losses in light of our current loan portfolio and existing expected economic conditions. We anticipate that the only additions to the allowance for loan losses in the second half of 2003 will come from recoveries on previously charged off loans.

The following table sets forth information regarding changes in Pacifica’s allowance for loan losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
(Dollars in thousands)
Balance at beginning of period	$2,944	$3,586	$2,919	$3,530
Charge-offs	(275)	—	(275)	—
Recoveries	—	910	25	966
Provision for loan losses	(90)	(500)	(90)	(500)

Balance at end of period	$2,579	$3,996	$2,579	$3,996

Ratio of net charge-offs to average loans outstanding during the period	0.26%	-0.85%	0.23%	-0.90%

Liquidity and Sources of Funds

Asset/Liability and Liquidity Management

The primary function of asset/liability management is to ensure adequate liquidity and maintain an appropriate balance between interest-sensitive earning assets and liabilities. Liquidity management focuses on Pacifica’s ability to meet the financial demands of depositors, creditors and borrowers. Pacifica actively manages the levels, types and maturities of earning assets in relation to the funding sources available to ensure that adequate funding will be available at all times. In addition, the Supervisory Directive temporarily limits the Bank’s ability to pay dividends other than those necessary to service existing holding company debt, which is subject to regulatory approval. Management believes that Pacifica’s current liquidity is adequate to meet its operating requirements, however it is considering various ways to raise capital if necessary, to comply with the Tier 1 capital requirements of the Supervisory Directive and provide for future growth.

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

        Cash.    Cash and cash equivalents at June 30, 2003, totaled $22.4 million, down 22% from $28.8 million at June 30, 2002.

        Cash from (used by) Operating Activities.    Net cash used by operating activities totaled $934,000 in the first six months of 2003, up from net cash used by operating activities of $303,000 in the same period of 2002. This increase was caused primarily by the $1.7 million net cash used to purchase other assets of which included the $3 million purchase of BOLI (see additional discussion under “Noninterest Income”). Excluding the purchase of BOLI, cash from operating activities would have been $1.3 million.

        Cash from (used by) Investing Activities.    Net cash provided by investing activities was $582,000 during the first six months of 2003, as compared to $6.5 million in the same period of 2002. The primary contributor of the decrease in cash provided by investing activities was the decrease in securities being sold, called, and paid-down. Funding for new loans and securities for the first six months of 2003 primarily came from the sales, pay downs and maturities of securities.

        Cash from (used by) Financing Activities.    In the first six months of 2003, net cash used by financial activities totaled $6.9 million, down from $8.7 million in the same period of 2002, as the result of a lower decrease in deposits of $6 million as compared to $9.3 million for the same period of 2002. Also, a decrease in borrowings of $970,000 contributed to the decrease in cash used by financial activities, as cash was used to pay down outstanding balances of borrowings in the first half of 2003.

Deposits

Pacifica seeks to attract deposits in its primary market area by pricing its products competitively and delivering quality service. Pacifica offers various types of deposit accounts, including checking, savings, money market accounts and a variety of certificate of deposit accounts.

Total deposits decreased by 4% to $142.3 million at June 30, 2003, compared to $148.3 million at December 31, 2002. Noninterest-bearing deposits decreased 6% to $13.1 million at June 30, 2003, from $13.9 million at December 31, 2002. During the same period, interest-bearing deposits also decreased $5.2 million, or 4%, to $129.2 million, with the reduction being attributable to Pacifica’s efforts to monitor our asset size and increase our loan-to-deposit ratio by reducing our time deposits. We expect to optimize the size and mix of our deposit portfolio to meet our loan growth needs and to maximize our net interest margin.

Time deposits accounted for $85.9 million, or 67%, of the total interest-bearing deposits at June 30, 2003, down from $88.2 million, or 66% of the total interest-bearing deposits at December 31, 2002. In comparison, money market deposits increased to $32.3 million, or 25% of the total interest-bearing deposits at June 30, 2003, from $31.1 million, or 23% of the total interest-bearing deposits at December 31, 2002, and NOW accounts decreased to $10.5 million, or 8% of the interest-bearing deposits at June 30, 2003, from $14.7 million, or 11% of the interest-bearing deposits at December 31, 2002.

Borrowings

At June 30, 2003 and December 31, 2002, Pacifica had demand notes issued to the U.S. Treasury in the amount of $2,000 and $163,000, respectively, representing the Treasury Tax and Loan note balance.

In addition, Pacifica obtained a $3 million one-year revolving line of credit through one of our correspondent banks in September 2001, which was renewed in November 2002. The line of credit was used primarily to fund the Mortgage Company’s warehouse mortgage line. The line of credit is collateralized by the Company’s Pacifica Bank stock and subject to certain restrictive covenants including, among others, requirements with regards to capital ratios, ROA, loan loss reserve ratios and lender’s prior approval on certain transactions. The Company was out of compliance with one of these covenants at December 31, 2002. The Company has received a letter from the lender waiving compliance with such covenant. As of June 30, 2003, the Company is in full compliance with all its covenants. Interest on this line is at the bank’s prime rate plus 0.75% and is paid quarterly. Borrowings under this line of credit totaled $0 and $809,000 at June 30, 2003 and December 31, 2002, respectively. The sale of loans previously originated by Pacifica Mortgage has allowed Pacifica to completely payoff its borrowings with this correspondent bank as of June 30, 2003.

We are currently negotiating a term loan from a correspondent bank which would be used to payoff the Company’s Preferred Stock. The term loan will allow the Company to retire the higher priced Preferred Stock, which would represent a savings of approximately 320 basis points compared to the current cost on our outstanding Preferred Stock. Minimizing the current cost of outstanding Preferred Stock will significantly lower the Company’s cost of capital.

At June 30, 2003, the Company had additional short-term funding sources available totaling $14.2 million, subject to availability, with variable interest rates which were collateralized by $12 million of investment securities. There were no borrowings outstanding under these agreements as of June 30, 2003. Subsequently, the Bank has borrowed $2 million at a fixed rate from the Federal Home Loan Bank for a four-year term with an amortizing balance. We anticipate additional borrowing to total approximately $5 million in the second half of this year.

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

Capital and Capital Ratios

Pacifica’s shareholders’ equity at June 30, 2003 was $12.5 million, up 3% from $12.2 million at December 31, 2002. Shareholders’ equity was 8% and 7% of total assets at June 30, 2003 and December 31, 2002, respectively.

The primary reason for the increase in the Company’s shareholders’ equity since December 31, 2002, was the net income for the first six months. The accumulated deficit decreased from $4.3 million at year-end 2002 to $4.0 million as of June 30, 2003, due primarily to a net income of $224,000 for the first six months of 2003. Accumulated other comprehensive income (loss) was $136,000 as of June 30, 2003 and $43,000 at December 31, 2002. The $93,000 change represents an increase in unrealized gain on available-for-sale securities, net of tax effect.

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

On July 1, 2003, the Company paid out its first annual dividend payments, which had been accruing since the issuance date through June 30, 2003. Dividends on A-1 Preferred Stock and A-2 Preferred Stock totaled $29,000 and $151,000, respectively.

The Company is currently negotiating a term loan from a correspondent bank which would be used primarily to payoff the Company’s Preferred Stock. See additional discussion under Borrowings.

Common Stock

Pacifica’s shareholders’ equity at June 30, 2003 was $12.5 million, up 3% from $12.2 million at December 31, 2002. Shareholders’ equity was 8% and 7% of total assets at June 30, 2003 and December 31, 2002, respectively.

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

The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk. The Supervisory Directive discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” requires Pacifica Bank’s Tier 1 Leverage Capital ratio to be maintained at 8% or greater. The Bank’s Tier 1 capital ratio was 9.18% as of June 30, 2003. Banks with capital ratios below the required minimum are subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

The FDIC has established qualifications necessary to be classified as a well-capitalized bank, primarily for assignment of FDIC insurance premium rates. The following table sets forth the current regulatory requirements for capital ratios that are applicable to Pacifica, compared with Pacifica’s capital ratios at dates indicated. The table illustrates that Pacifica’s capital ratios exceeded the regulatory capital requirements and qualified as “well-capitalized” at June 30, 2003 and December 31, 2002.

	Regulatory Minimum	To Be Well Capitalized	June 30, 2003		December 31, 2002
Capital Ratios			Pacifica’s Actual Ratio	The Bank’s Actual Ratio	Pacifica’s Actual Ratio	The Bank’s Actual Ratio
Tier I Capital to Risk-Weighted Assets Ratio	4.00%	6.00%	9.52%	10.90%	9.47%	10.73%
Total Capital to Risk-Weighted Assets Ratio	8.00%	10.00%	12.00%	12.16%	11.98%	11.99%
Leverage ratio	4.00%	5.00%	7.99%	9.18%	7.81%	8.80%

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

	2003		2002
	High	Low	High	Low
First quarter	5.15	4.00	$6.00	$5.50
Second quarter	5.00	4.00	8.00	5.00
Third quarter			6.50	6.25
Fourth quarter			5.10	4.75

Capital Expenditures and Commitments.

The Company had no material capital expenditures or commitments at June 30, 2003.

Significant Accounting Policies

See “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2002. See also Note 8 to the Condensed Consolidated Financial Statements included herein.

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

At June 30, 2003, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2002. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” referenced in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

ITEM 4.    CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, are responsible for establishing and maintaining disclosure controls and procedures for the Company and its subsidiaries. Management has designed such controls to ensure that all material information relating to the Company and its subsidiaries is made known to them by others within the organization. Management evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are functioning properly and effectively. There is no significant deficiencies or material weaknesses with the controls and procedures that required modification. There were no significant changes in the Company’s internal controls that could significantly affect its disclosure controls and procedures since the date of the evaluation.

PACIFICA BANCORP, INC.

PART II – OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

On May 20th, 2003, the Annual Shareholders’ Meeting was held in Bellevue, Washington. The following are the results of the matters voted upon:

(a)    Election of “Class 2 Directors” to serve a three year term on the Company’s Board

Class 2 Directors – term expires with 2006 annual meeting:

Lyle K. Snyder

Fannie Kuei-Fang Tsai

Edwin R. Young

Votes for -	1,898,668
Votes against -	0
Votes abstaining -	46,000

(b)    Election of “Class 3 Directors” to serve a one year term on the Company’s Board

John A. Kennedy

Votes for -	1,882,668
Votes against -	20,000
Votes abstaining -	42,000

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

11.	Computation of per share earnings

31.	Certification of Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K

Pacifica did not file any reports on Form 8-K during the first six months of 2003.

PACIFICA BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFICA BANCORP, INC.

Date:	August 8, 2003	By	/s/ John A. Kennedy
John A. Kennedy President and Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2003	By	/s/ John D. Huddleston
John D. Huddleston Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)