Form 10-Q/A
period 2003-06-30
PACIFICA BANCORP INC
filed 2003-09-11
CIK 1133862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No.1)

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

-i-

EXPLANATORY NOTE

This amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission on August 13, 2003 (the “Form 10-Q”) by revising:

1.	the amount of accrued perpetual preferred stock dividends, net income to common shareholders, and net income per share to common shareholders,

2.	the related disclosure contained in the notes to its financial statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and

3.	Exhibit (11) for computation of per share earnings.

This Amendment is being made due to the fact that the amount of the dividend accrued for the Company’s A-1 perpetual preferred stock was inadvertently overstated. This caused the net income available for common shareholders to be understated.

As a result of the Amendment, the Company had net income to common shareholders for the three months ended June 30, 2003, of $187,000 or $0.06 per share compared to net income to common shareholders of $140,000 or $0.04 per share as previously reported, and net income to common shareholders for the six months ended June 30, 2003, of $285,000 or $0.09 per share compared to net income to common shareholders of $224,000 or $0.07 per share as previously reported.

The Form 10-Q, as amended by this Amendment, continues to speak as of the date of the original filing, and the Registrant has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the original filing of the Form 10-Q.

ii

PACIFICA BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2003	December 31, 2002
(Dollars in thousands)
ASSETS
Cash and due from banks	$2,951	$3,144
Interest-bearing cash	8,464	13,489
Federal funds sold	10,990	13,080

Total cash and cash equivalents	22,405	29,713
Interest-bearing deposits in other banks	657	657
Securities available-for-sale, at fair value	21,350	22,518
Correspondent bank stock, at cost	235	133

Total investments	22,242	23,308
Loans	110,148	109,735
Less allowance for loan losses	(2,579)	(2,919)

Total loans, net	107,569	106,816
Bank premises and equipment, net	2,387	2,609
Accrued interest receivable	798	778
Other	3,142	1,464

Total other assets	6,327	4,851

TOTAL ASSETS	$158,543	$164,688

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$13,138	$13,961
Interest-bearing	129,196	134,359

Total deposits	142,334	148,320
Accrued interest payable	1,263	948
Other accrued liabilities	390	272
Other borrowings	2	972

Total other liabilities	1,655	2,192
Mandatory redeemable preferred stock	2,000	2,000

Total liabilities	145,989	152,512

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 3,000,000 shares authorized; 2,350 issued and outstanding, 350 shares accounted for as equity and 2,000 shares as liabilities	350	350
Common stock, no par value, 10,000,000 shares authorized, 3,260,368 shares issued and outstanding at June 30, 2003 and December 31, 2002	16,054	16,054
Accumulated deficit	(3,986)	(4,271)
Accumulated other comprehensive income, net of tax	136	43

Total shareholders’ equity	12,554	12,176

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$158,543	$164,688

See accompanying notes to these financial statements.

PACIFICA BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
(Dollars in thousands, except for per share data)
INTEREST INCOME
Loans, including fees	$1,974	$2,118	$3,979	$4,144
Investments and interest-bearing deposits	350	477	673	903
Federal funds sold	36	14	75	27

Total interest income	2,360	2,609	4,727	5,074

INTEREST EXPENSE
Deposits	703	1,092	1,455	2,306
Borrowings	—	14	—	27
Mandatory redeemable preferred stock	39	—	77	—

Total interest expense	742	1,106	1,532	2,333

NET INTEREST INCOME	1,618	1,503	3,195	2,741
PROVISION FOR LOAN LOSSES	(90)	(500)	(90)	(500)

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,708	2,003	3,285	3,241

NONINTEREST INCOME
Service fees	37	31	79	53
Other income	114	100	228	195
Gain on sold and called available for sale securities	76	28	109	28

Total noninterest income	227	159	416	276

NONINTEREST EXPENSES
Salaries and employee benefits	871	927	1,722	1,821
Occupancy and equipment	319	247	633	494
Other expenses	527	403	897	788

Total noninterest expenses	1,717	1,577	3,252	3,103

INCOME FROM CONTINUING OPERATIONS	218	585	449	414
Loss from discontinued operations	(23)	(104)	(148)	(192)

INCOME BEFORE INCOME TAXES	195	481	301	222
INCOME TAXES	—	—	—	—

NET INCOME	$195	$481	$301	$222
Less accrued perpetual preferred stock dividends	(8)	—	(16)	—

NET INCOME TO COMMON SHAREHOLDERS	$187	$481	$285	$222

NET INCOME PER SHARE TO COMMON SHAREHOLDERS:
Basic	$0.06	$0.15	$0.09	$0.07

Diluted	$0.06	$0.14	$0.09	$0.06

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	3,260,368	3,260,368	3,260,368	3,260,368

Diluted	3,261,948	3,367,839	3,262,448	3,424,125

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

	(In Thousands, except for per share amounts)
	Three Months Ended June 30, 2003 (Pro Forma)	Three Months Ended June 30, 2002 (Pro Forma)
Net income from Company operations	$195	$481
Less accrued perpetual preferred stock dividends	(8)	—

Net income available to common shareholders	187	481
Additional compensation for fair value of stock options	(46)	(112)

Pro forma net income from Company operations	$141	$369

Net income per share available to common shareholders
Basic
As reported	$0.06	$0.15

Pro forma	$0.04	$0.11

Diluted
As reported	$0.06	$0.14

Pro forma	$0.04	$0.11

	(In Thousands, except for per share amounts)
	Six Months Ended June 30, 2003 (Pro Forma)	Six Months Ended June 30, 2002 (Pro Forma)
Net income from Company operations	$301	$222
Less accrued perpetual preferred stock dividends	(16)	—

Net income available to common shareholders	285	222
Additional compensation for fair value of stock options	(90)	(226)

Pro forma net income (loss) from Company operations	$195	$(4)

Net income (loss) per share available to common shareholders
Basic
As reported	$0.09	$0.07

Pro forma	$0.06	$(0.01)

Diluted
As reported	$0.09	$0.06

Pro forma	$0.06	$(0.01)

NOTE 2. EARNINGS PER SHARE

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding during the period. Diluted earnings per share are computed by determining the number of additional shares that are deemed outstanding due to stock options under the treasury stock method. However, potentially dilutive shares are not considered in reporting earnings per share when the addition of such shares would be considered antidilutive or if the Company had a net loss. The Company had net income to common shareholders for the three months ended June 30, 2003 of $187,000 or $0.06 per share compared to net income to common shareholders of $140,000 or $0.04 per share as previously reported, and net income to common shareholders for the six months ended June 30, 2003, of $285,000 or $0.06 per share compared to net income to common shareholders of $224,000 or $0.07 per share as previously reported. This amendment is being made due to the fact that the amount of the dividend accrued for the Company’s A-1 perpetual preferred stock was inadvertently overstated.

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

An entity that reports a discontinued operation, an extraordinary item, or the cumulative effect of an accounting change in a period shall present basic and diluted per-share amounts for those line items either on the face of the income statement or in the notes to the financial statements. The Company’s net income available to shareholders for the second quarter of 2003 was $187,000, or $0.06 per diluted share. Net income would have been $210,000, or $0.06 per diluted share, without the loss from discontinued operations. For the same period of 2002, the Company reported a net income of $481,000, or $0.14 per share. Net income would have been $585,000, or $0.17 per share, without the net operating loss from the Mortgage Company.

The Company’s net income available to shareholders for the first six months ended June 30, 2003, was $285,000, or $0.09 per diluted share. Net income would have been $433,000, or $0.13 per diluted share, without the loss from discontinued operations. For the same period of 2002, the Company reported a net income of $222,000, or $0.06 per diluted share. Net income would have been $414,000, or $0.12 per share, without the net operating loss from the Mortgage Company.

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

Net Income Available to Shareholders

The following net income and per share information represents the revised amounts as explained in Note 2 of the Financial Statements. Pacifica reported a net income of $187,000, or $0.06 per diluted share for the second quarter of 2003, down 61% from a net income of $481,000, or $0.14 per diluted share for the same period of 2002. Results of operations for the second quarter of 2003 declined from the same period in 2002. The decline was due primarily to a $90,000 transfer of excess funds from the allowance for loans losses into earnings, while in the same period of 2002, we transferred excess funds from the allowance for loans losses into earnings in the amount of $500,000. Net income excluding the transfer of the excess loan loss reserve was $97,000 for the second quarter of 2003, as compared to a net loss of ($19,000) for the same period of 2002. See below under “Analysis of Provision and Allowance for Loan Losses” for a discussion of the significant changes in the allowance during the second quarter and first six months of 2003 and 2002. Average earning assets decreased to $150.5 million for the second quarter of 2003, down 7%, from $161.1 million for the same period of 2002. During the quarter ended June 30, 2003, net interest margin increased to 4.30%, as compared to 3.73% for the same period of 2002, a 57 basis point increase.

Net income was $285,000, or $0.09 per diluted share for the first six months of 2003, up 28% from a net income of $222,000, or $0.06 per diluted share for the same period of 2002. The improvement was due primarily to a higher net interest margin resulting from a lower cost of funds and an improved yield on investments. Net income for the first six months of 2003 exceeded net income for the same period of 2002. The increase in net income is particularly significant due to the decline of transferred excess funds from the allowance for loan losses into earnings of $410,000, from $90,000 for the first six months of 2003 compared to $500,000 for the same period in 2002. Net income excluding the transfer of excess loan loss reserve to earnings was $195,000 for the first half of 2003, up $473,000 from ($278,000) for the same period of 2002. During the six months ended June 30, 2003, net interest margin increased to 4.22%, as compared to 3.36% for the same period of 2002, up 86 basis points. For the six months ended June 30, 2003, average earning assets decreased by 7% to $151.3 million, from $163.0 million for the same period of 2002.

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

Annualized return on average assets (ROA) was .48% and .37% for the second quarter and the first six months of 2003, respectively, compared to 1.17% and .27% for the same periods in 2002. Annualized return on average stockholders’ equity (ROE) was 6.02% and 4.61% for the second quarter and the first six months of 2003, respectively, compared to 16.91% and 3.85% for the same periods of 2002. The declines in ROA and ROE for the second quarter were due primarily to the $500,000 transfer of the excess reserved funds from the allowance for loan loss reserve account to earnings in 2002 as compared to $90,000 in 2003. For the six months ended June 30, 2003, ROA and ROE increased slightly due to the higher net income derived from a higher net interest margin and lower losses from discontinued operations. The Company’s average equity to average assets ratio was 8.0% and 6.94%, respectively, for the quarters ended June 30, 2003 and 2002. Average equity to average assets ratio was 7.93% and 6.94%, respectively, for the first six months ended June 30, 2003 and 2002.

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

The primary reason for the increase in the Company’s shareholders’ equity since December 31, 2002, was the net income for the first six months. The accumulated deficit decreased from $4.3 million at year-end 2002 to $4.0 million as of June 30, 2003, due primarily to a net income of $285,000 for the first six months of 2003. Accumulated other comprehensive income (loss) was $136,000 as of June 30, 2003 and $43,000 at December 31, 2002. The $93,000 change represents an increase in unrealized gain on available-for-sale securities, net of tax effect.

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

(b)    Reports on Form 8-K

Pacifica did not file any reports on Form 8-K during the second quarter of 2003.

PACIFICA BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFICA BANCORP, INC.

Date:	September 10, 2003	By	/s/ John A. Kennedy
John A. Kennedy President and Chief Executive Officer (Principal Executive Officer)

Date:	September 10, 2003	By	/s/ John D. Huddleston
John D. Huddleston Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)