Form 10-Q
period 2003-09-30
PACIFICA BANCORP INC
filed 2003-11-13
CIK 1133862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

Yes ☐    No ☒

The number of shares outstanding of the issuer’s classes of common equity as of October 31, 2003:

3,260,368 shares of Common Stock

-i-

PACIFICA BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFICA BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2003	December 31, 2002
(Dollars in thousands)
ASSETS
Cash and due from banks	$2,586	$3,144
Interest-bearing cash	6,569	13,489
Federal funds sold	8,370	13,080

Total cash and cash equivalents	17,525	29,713
Interest-bearing deposits in other banks	657	657
Securities available-for-sale, at fair value	31,410	22,518
Correspondent bank stock, at cost	383	133

Total investments	32,450	23,308
Loans	109,455	109,735
Less allowance for loan losses	(2,598)	(2,919)

Total loans, net	106,857	106,816
Bank premises and equipment, net	2,262	2,609
Accrued interest receivable	749	778
Other	3,148	1,464

Total other assets	6,159	4,851

TOTAL ASSETS	$162,991	$164,688

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$16,444	$13,961
Interest-bearing	126,849	134,359

Total deposits	143,293	148,320
Accrued interest payable	1,021	948
Other accrued liabilities	133	272
Other borrowings	5,937	972

Total other liabilities	7,091	2,192
Mandatory redeemable preferred stock	—	2,000

Total liabilities	150,384	152,512

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 3,000,000 shares authorized; 350 shares issued and outstanding at September 30, 2003 and 2,350 shares issued and outstanding at December 31, 2002	350	350
Common stock, no par value, 10,000,000 shares authorized, 3,260,368 shares issued and outstanding at September 30, 2003 and December 31, 2002	16,054	16,054
Accumulated deficit	(3,776)	(4,271
Accumulated other comprehensive income (loss), net of tax	(21)	43

Total shareholders’ equity	12,607	12,176

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$162,991	$164,688

See accompanying notes to these consolidated financial statements.

PACIFICA BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
(Dollars in thousands, except for per share data)
INTEREST INCOME
Loans, including fees	$1,974	$2,150	$5,953	$6,293
Investments and interest-bearing deposits	390	295	1,063	1,198
Federal funds sold	21	12	96	39

Total interest income	2,385	2,457	7,112	7,530

INTEREST EXPENSE
Deposits	633	994	2,088	3,300
Borrowings	12	9	12	55
Mandatory redeemable preferred stock	38	25	115	25

Total interest expense	683	1,028	2,215	3,380

NET INTEREST INCOME	1,702	1,429	4,897	4,150
PROVISION FOR LOAN LOSSES	—	(103)	(90)	(603)

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,702	1,532	4,987	4,753

NONINTEREST INCOME
Service fees	40	34	119	87
Other income	134	108	362	322
Gain on sold and called available for sale securities	10	15	119	43

Total noninterest income	184	157	600	452

NONINTEREST EXPENSES
Salaries and employee benefits	933	915	2,655	2,735
Occupancy and equipment	339	301	972	795
Other expenses	388	541	1,285	1,329

Total noninterest expenses	1,660	1,757	4,912	4,859

INCOME (LOSS) FROM CONTINUING OPERATIONS	226	(68)	675	346
Loss from discontinued operations	(9)	(97)	(157)	(289)

INCOME (LOSS) BEFORE INCOME TAXES	217	(165)	518	57
INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	217	$(165)	$518	$57
Less perpetual preferred stock dividends	(7)	(4)	(23)	(4)

NET INCOME (LOSS) TO COMMON SHAREHOLDERS	$210	$(169)	495	$53

NET INCOME (LOSS) PER SHARE TO COMMON SHAREHOLDERS:
Basic	$0.06	$(0.05)	$0.15	$0.02

Diluted	$0.06	$(0.05)	$0.15	$0.02

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	3,260,368	3,260,368	3,260,368	3,260,368

Diluted	3,260,480	3,260,368	3,262,054	3,341,164

See accompanying notes to these consolidated financial statements.

PACIFICA BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2003	2002
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$518	$57
Adjustments to reconcile net income to net cash flows from operating activities
Provision for loan losses	(90)	(603)
Net amortization (accretion) of securities	91	47
Realized (gain)/loss on sale of available-for-sale securities, net	(119)	(43)
(Gain)/loss on sale of fixed assets	11	—
Correspondent bank stock dividends	(6)	(12)
Depreciation	359	345
Changes in operating assets and liabilities
Accrued interest receivable	29	336
Other assets	(1,673)	(957)
Accrued interest payable	73	(744)
Other liabilities	(110)	(119)

Net cash flows from (used by) operating activities	(917)	(1,693)

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing deposits in banks	—	(49)
Purchases of available-for-sale investment securities	(38,152)	(36,980)
Proceeds from sales, maturities, calls and principal
payments of available-for-sale securities	29,190	55,282
Purchases of correspondent bank stock	(246)	—
Proceeds from redemption of Federal Home Loan Bank stock	2	150
Net change in loans made to customers	49	(5,358)
Additions to premises and equipment	(31)	(897)
Proceeds from sale of fixed assets	8	—

Net cash flows from (used by) investing activities	(9,180)	12,148

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in noninterest-bearing deposits	2,483	1,208
Increase (decrease) in interest-bearing deposits	(7,510)	(9,918)
Increase (decrease) in other borrowings	4,965	(1,028)
Proceeds from sale of mandatory redeemable preferred stock	—	1,550
Proceeds from sale of perpetual preferred stock	—	250
Dividends on perpetual preferred stock	(29)	—
Redemption of mandatory redeemable preferred stock	(2,000)	—

Net cash flows from (used by) financing activities	(2,091)	(7,938)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,188)	2,517
CASH AND CASH EQUIVALENTS, beginning of period	29,713	31,356

CASH AND CASH EQUIVALENTS, end of period	$17,525	$33,873

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$2,142	$4,135

See accompanying notes to these consolidated financial statements.

PACIFICA BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pacifica Bancorp, Inc. (“Pacifica” or the “Company”) is a bank holding company for Pacifica Bank (the “Bank”). The Company was organized under the laws of the State of Washington in October 2000 and is headquartered in Bellevue, Washington. Effective March 31, 2003, the Company ceased operations of its wholly owned subsidiary Pacifica Mortgage Company (“Pacifica Mortgage” or the “Mortgage Company”). Pacifica Mortgage is no longer generating new loans as of March 31, 2003. The Company processed residual transactions throughout the second and third quarters of 2003. The Company currently provides mortgage services via referrals to correspondent banks to generate fee income and serve our customers efficiently.

NOTE 1. BASIS OF PRESENTATION

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial condition and the results of operations for the interim periods included herein have been made. Operating results for the three months and nine months ended September 30, 2003, are not necessarily indicative of the results to be anticipated for the remainder of the year. Certain amounts in the 2002 financial statements may have been reclassified to conform to the 2003 presentation. For additional information, refer to the audited financial statements and notes thereto included in Pacifica’s annual report on Form 10-K for the year ended December 31, 2002.

The condensed consolidated financial statements include the accounts of Pacifica Bancorp, Inc. and its wholly-owned subsidiaries, Pacifica Bank. Due to the closure of Pacifica Mortgage effective March 31, 2003, operating results for Pacifica Mortgage were reported as “loss from discontinued operations” for the three months and nine months ended September 30, 2003. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

	(In Thousands, except for per share amounts)
	Three Months Ended September 30, 2003 (Pro Forma)	Three Months Ended September 30, 2002 (Pro Forma)
Net income (loss) from Company operations	$217	$(165)
Less accrued perpetual preferred stock dividends	(7)	(4)

Net income (loss) available to common shareholders	210	(169)
Additional compensation for fair value of stock options	(47)	(104)

Pro forma net income (loss) from Company operations	$163	$(273)

Net income (loss) per share available to common shareholders
Basic
As reported	$0.06	$(0.05)

Pro forma	$0.05	$(0.08)

Diluted
As reported	$0.06	$(0.05)

Pro forma	$0.05	$(0.08)

	(In Thousands, except for per share amounts)
	Nine Months Ended September 30, 2003 (Pro Forma)	Nine Months Ended September 30, 2002 (Pro Forma)
Net income from Company operations	$518	$57
Less accrued perpetual preferred stock dividends	(23)	(4)

Net income available to common shareholders	495	53
Additional compensation for fair value of stock options	(134)	(330)

Pro forma net income (loss) from Company operations	$361	$(277)

Net income (loss) per share available to common shareholders
Basic
As reported	$0.15	$0.02

Pro forma	$0.11	$(0.08)

Diluted
As reported	$0.15	$0.02

Pro forma	$0.11	$(0.08)

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

NOTE 4. BORROWINGS

During the third quarter of 2003, the Bank borrowed from the Federal Home Loan Bank (FHLB) in order to effectively fix a portion of the Company’s funding costs for asset/liability management purposes. FHLB borrowings totaled $3.9 million at September 30, 2003, which included three different borrowings with terms ranging from 2 to 4 years, each having different fixed rates of interest. In addition, the Company obtained a $3.5 million, 18-month line of credit from a correspondent bank and drew down $2 million on September 30, 2003, to retire the outstanding A-2 Limited Life Preferred Stock. (See Note 5 for additional discussion on redemption of the A-2 preferred stock.) The current line of credit is collateralized by the Company’s Pacifica Bank stock and subject to certain restrictive covenants including, among others, requirements with regards to capital ratios, ROA, loan loss reserve ratios and lender’s prior approval on certain transactions. Interest on this loan is at the lender’s prime rate plus 0.50% and is payable quarterly.

NOTE 5. REDEMPTION OF CUMULATIVE MANDATORY REDEEMABLE PREFERRED STOCK

Effective September 30, 2003, the Company redeemed its Series A-2 Five-Year Cumulative Mandatory Redeemable Preferred Stock (the “Limited Life Preferred”) with an outstanding balance of $2 million and paid the accrued dividends on the Limited Life Preferred of $38,000. Management expects the redemption of the outstanding Limited Life Preferred will lower the Company’s cost of capital and will have a positive impact on earnings.

NOTE 6. STOCK OPTION PLAN

The Company has a 1998 Employee Stock Option Plan (the “Plan”), which provides for nonqualified stock options for non-officer directors and incentive stock options for officers and employees for a maximum of 1,200,000 as restated, shares of authorized common stock. Pursuant to the Plan, the Company has awarded options to officers, employees and directors at prices no less than fair market value at the date of grant. Options generally vest and become exercisable in incremental percentages over five years from the grant date and expire after ten years, while certain options vest over three years.

During the first nine months of 2003, the Company granted 149,289 options to purchase shares, including 40,000 to outside Directors at $4.73 per share with a vesting period of three years, 51,939 at $5.10 per share to certain existing employees whose option price was in excess of $8.25 per share with vesting periods to be simultaneous with their original grants, and 57,350 to new hires at various prices with a vesting period of five years. Prices for the options granted during the first nine months range from $3.90 to $5.10. All options were offered at fair market prices at the time of the grant.

NOTE 7. DISCONTINUED OPERATIONS

Effective March 31, 2003, the Company ceased operations of its wholly owned subsidiary Pacifica Mortgage and processed residual transactions throughout the third quarter of 2003. The Company currently provides mortgage services via referrals to correspondent banks.

An entity that reports a discontinued operation, an extraordinary item, or the cumulative effect of an accounting change in a period shall present basic and diluted per-share amounts for those line items either on the face of the income statement or in the notes to the financial statements. The Company’s net income available to shareholders for the third quarter of 2003 was $210,000, or $0.06 per diluted share. Net income would have been $219,000, or $0.07 per diluted share, without the loss from discontinued operations. For the same period of 2002, the Company reported a net loss of ($169,000), or ($0.05) per share. Net loss would have been ($72,000), or ($0.02) per share, without the net operating loss from the Mortgage Company.

The Company’s net income available to shareholders for the first nine months ended September 30, 2003, was $495,000, or $0.15 per diluted share. Net income would have been $652,000, or $0.20 per diluted share, without the loss from discontinued operations. For the same period of 2002, the Company reported a net income of $53,000, or $0.02 per diluted share. Net income would have been $342,000 or $0.10 per share, without the net operating loss from the Mortgage Company.

Amounts related to the Mortgage Company in the 2002 and 2003 financial statements have been reclassified to conform to the requirements for the discontinued operations presentation. Interest expense on other borrowings used to fund mortgage operations was included in the loss from discontinued operations amount.

NOTE 8. FINANCIAL COMMITMENTS

Standby letters of credit, commercial letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party or payment by a customer to a third party. Those guarantees are primarily issued in international trade or to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Except for certain long-term guarantees, the majority of guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to one hundred percent of the commitment amount at September 30, 2003. The Company routinely charges a fee for these credit facilities. The Company has not been required to perform on any financial guarantees.

As of September 30, 2003, the commitments under these agreements were as follows:

Standby Letters of Credit	$1,200,152

Commercial Letters of Credit	$443,144

NOTE 9. NEW ACCOUNTING PRONOUNCEMENTS

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

Pacifica Mortgage was incorporated on January 18, 2001, and offered a variety of residential loan options to the residents of our service area prior to ceasing operations effective March 31, 2003. The Company undertook a major restructuring of Pacifica Mortgage in the third quarter of 2002. The restructuring did not sufficiently improve profitability of the Mortgage Company, and as a result, the Company decided to close the Mortgage Company. The Company processed residual transactions throughout the second and third quarters of 2003. The Company currently provides mortgage services via referrals to correspondent banks to generate fee income and serve our customers efficiently.

Pacifica’s main office, from which it conducts both banking and administrative functions, is located in the central business district of Bellevue, Washington, approximately 10 miles from Seattle. Pacifica’s Seattle office was opened in December 2001 and is located in the downtown/International District of Seattle. The Company’s primary market area is King County, Washington. The Company attracts customers from the greater Bellevue area, the greater Seattle area and communities along the I-5 corridor from Everett to Olympia, Washington. Pacifica’s market area has undergone significant business diversification, and the regional economy generally experienced strong growth and stability in the 1990s, although a distinct softening in the regional economy occurred in 2001 and continued throughout 2002 and into the first half of 2003. The economic slowdown appears to have been particularly pronounced in the Pacific Northwest, with unemployment levels above the national average. The region is currently experiencing slow growth and recovery and management expects that to continue in the near future.

Pacifica provides financial solutions and services for local and international business. The Company continuously reviews products and services in order to provide its customers more service options and better quality of service. We successfully launched our Internet online banking service in December 2001, Cash Management service in May 2002, Online Bill Pay service in September 2002, and Visa Debit Card service in October 2003.

Business Strategies

The Board of Directors and Management developed a Five-Year Strategic Plan (the Strategic Plan) in the second quarter of 2003, which is designed to strengthen the Company’s financial performance and thereby increase shareholder value.

We are currently implementing the Strategic Plan. We have taken the following measures to improve asset quality while increasing earnings and enhancing overall efficiency:

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

During the third quarter and the first nine months of 2003, we experienced a reduction in classified assets, an improvement in overall asset quality and a reduction in our cost of funds. During the second quarter, we sublet the office space previously occupied by the Mortgage Company and consolidated the Bank’s office space as well, to help reduce occupancy expenses.

During the third quarter of 2003, the Bank borrowed from the Federal Home Loan Bank (FHLB) to effectively fix a portion of the Company’s funding costs for Asset/Liability management purposes. In addition, the Company obtained a line of credit from a correspondent bank and used a portion of the line to retire its outstanding Series A-2 Five-Year Cumulative Mandatory Redeemable Preferred Stock (the “Limited Life Preferred”). Replacing the Limited Life Preferred with a lower cost borrowing is expected to significantly reduce the Company’s cost of capital. See Note 4 and Note 5 for additional discussions on borrowings and redemption of the Limited Life Preferred.

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

The revised Directive addressed a number of issues related to the Bank’s growth and loan quality, by:

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

The Company has made significant improvement in reducing the classified assets. As of September 30, 2003, the Bank has reduced by 62% the amount of its classified assets that the FDIC had identified as of September 30, 2002, which exceeded the target of a 50% reduction as set forth in the Directive for year-end 2003. The Bank’s Tier 1 Leverage Capital ratio was 9.23% as of September 30, 2003. We do not expect the limitations of the Supervisory Directive to reduce our ability to achieve our plan for 2003.

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

Pacifica also generates non-interest income through service charges, international service fees and other sources. The primary components of Pacifica’s operating expenses are salary and employee benefit expenses, and occupancy expense.

Net Income Available to Shareholders

Pacifica reported better financial results during the three months and nine months ended September 30, 2003, as compared to the same periods of 2002 due to higher net income derived from a higher net interest margin and lower losses from discontinued operations.

Pacifica reported net income of $210,000, or $0.06 per diluted share for the third quarter of 2003, up from a net loss of ($169,000), or ($0.05) per diluted share for the same period of 2002. The Company transferred $103,000 of its excess loan loss reserve into earnings during the third quarter of 2002. Net loss excluding the transfer of excess loan loss reserve was ($272,000) for the third quarter of 2002. The significant improvement in operating results was due primarily to a higher net interest margin and a decrease in non-interest expenses. Although the average earning assets and average interest bearing liabilities for the third quarter of 2003 were down slightly as compared to the same period of 2002, yield on interest earning assets was higher and the cost of funds was lower in the third quarter of 2003 as compared to the same period of 2002. As a result, net interest margin increased to 4.50% for the quarter ended September 30, 2003, as compared to 3.61% for the same period of 2002, an 89 basis point increase.

Net income was $495,000, or $0.15 per diluted share for the first nine months of 2003, up $442,000 from a net income of $53,000, or $0.02 per diluted share for the same period of 2002. The improvement was due primarily to a higher net interest margin resulting from a lower cost of funds, an increase in non-interest income, and a decrease in non-interest expenses. The increase in net income for the first nine months of 2003 as compared to the same period of 2002 is particularly significant due to the impact of the transfer of excess funds from the allowance for loan losses into earnings in the first nine months of 2003 and in the same period in 2002. Specifically, $90,000 of excess funds from the allowance for loan losses was transferred to earnings in the first nine months of 2003 while $603,000 of excess funds from the allowance for loan losses was transferred to earnings in the first nine months of 2002. Net income excluding the transfer of excess loan loss reserve to earnings was $405,000 for the first nine months of 2003, up $955,000 from ($550,000) for the same period of 2002. See below under “Analysis of Provision and Allowance for Loan Losses” for a discussion of the changes in the allowance during the third quarter and the first nine months of 2003 and 2002. During the nine months ended September 30, 2003, net interest margin increased to 4.30%, as compared to 3.42% for the same period of 2002, up 88 basis points.

The closure of Pacifica Mortgage was also a significant contributor to the increased net income for the three months and nine months ended September 30, 2003, as compared to the same periods of 2002. The losses from discontinued operations, which represents Pacifica Mortgage Company’s net losses for the periods, were reduced to ($9,000) and ($157,000) for the third quarter and nine months ended September 30, 2003, respectively, compared to ($97,000) and ($289,000) for the same periods of 2002. This improvement is primarily due to the closure of Pacifica Mortgage effective March 31, 2003. Residual transactions continue to be processed and are expected to be completed by year end 2003. (See Note 7 of the financial statements for additional discussion regarding discontinued operations).

Net Interest Income

Abbreviated average balance sheet and net interest income data for the three and nine months ended September 30, 2003 and 2002 are shown below:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change
Loans	$108,567	$112,977	$(4,410)	-4%	$107,295	$108,899	$(1,604)	-1%
Interest-bearing deposits in other banks	4,870	29,983	(25,113)	-84%	8,292	24,564	(16,272)	-66%
Investments	29,112	11,796	17,316	147%	24,163	24,569	(406)	-2%
Federal funds sold	8,379	2,925	5,454	186%	11,319	3,037	8,282	273%
Correspondent Bank stock	312	274	38	14%	195	275	(80)	-29%
Receivable	—	500	(500)	-100%	536	236	300	127%

Total interest-earning assets	151,240	158,455	(7,215)	-5%	151,800	161,580	(9,780)	-6%

Total noninterest-earning assets	5,717	2,839	2,878	101%	4,388	2,627	1,761	67%

Total assets	$156,957	$161,294	$(4,337)	-3%	$156,188	$164,207	$(8,019)	-5%

Interest-bearing deposits	$124,718	$131,945	$(7,227)	-5%	$126,106	$136,038	$(9,932)	-7%
Other borrowed funds	2,292	1,251	1,041	83%	1,207	1,661	(454)	-27%
Mandatory redeemable preferred stock	1,978	1,071	907	85%	1,993	361	1,632	452%

Total interest-bearing liabilities	128,988	134,267	(5,279)	-4%	129,306	138,060	(8,754)	-6%

Noninterest-bearing deposits	14,039	13,616	423	3%	13,103	12,683	420	3%
Other noninterest-bearing liabilities	1,339	1,568	(229)	-15%	1,341	1,808	(467)	-26%
Stockholders’ equity	12,591	11,843	748	6%	12,438	11,656	782	7%

Total liabilities and stockholders’ equity	$156,957	$161,294	$(4,337)	-3%	$156,188	$164,207	$(8,019)	-5%

Total interest income	$2,385	$2,457	$(72)	-3%	$7,112	$7,530	$(418)	-6%
Total interest expense	683	1,028	(345)	-34%	2,215	3,380	(1,165)	-34%

Net interest income	$1,702	$1,429	$273	19%	$4,897	$4,150	$747	18%

Net interest margin	4.50%	3.61%			4.30%	3.42%

Pacifica’s earning assets accounted for 96% and 97% of its total assets as of September 30, 2003 and at year-end 2002, respectively. Loans are the highest-yielding component of Pacifica’s earning assets. Loans averaged 69% of Pacifica’s total earning assets during the third quarter and the first nine months of 2003, compared to 70% and 66% in the same periods of 2002. Pacifica does not expect the yield spread to change significantly as a result of the closure of Pacifica Mortgage operations since it originated primarily single-family mortgage loans and the loans were brokered to other servicing agents with fees being paid to Pacifica Mortgage.

Net interest income for the third quarter of 2003 increased by $273,000, or 19%, to $1.7 million, compared to $1.4 million in the third quarter of 2002. The increase in net interest income reflects the effect of the repricing of time certificates of deposit to a lower average rate over time. On a percentage basis, interest-earning assets decreased slightly more than interest-bearing liabilities during the third quarter of 2003. Compared with the third quarter of 2002, average earning assets decreased approximately $7.2 million, or 5%, to $151.2 million while average interest-bearing liabilities decreased $5.3 million, or 4%, to $130 million for the third quarter of 2003. Total interest income decreased by 3% during the third quarter of 2003 as compared to the same period of 2002. However, due to the repricing of interest bearing deposits to lower interest rates, total interest expense decreased by $345,000, or 34%, during the third quarter of 2003 as compared to the same period of 2002.

Net interest income for the first nine months of 2003 increased $747,000, or 18%, to $4.9 million, compared to $4.2 million in the same period of 2002. The increase in net interest income reflects the impact of lower rates on interest bearing deposits. On a percentage basis, interest-earning assets decreased proportionately with interest-bearing liabilities during the first nine months of 2003. Compared with the same period of 2002, average earning assets decreased approximately $9.8 million, or 6%, to $151.8 million while average interest-bearing liabilities decreased $8.8 million, or 6%, to $129.3 million for the first nine months of 2003. Interest expense for the first nine months of 2003 decreased 34% as compared to the same period of 2002 due to the repricing of interest bearing deposits. Given the current rate environment and the anticipated deployment of cash into loans and/or investments, we expect net interest margin and net interest income to increase slightly during the last quarter of 2003.

Net interest margin (net interest income divided by average earning assets) was 4.50% in the third quarter of 2003, compared with 3.61% for the same period of 2002. The increase in net interest margin reflects the positive effect of our efforts to lower the cost of deposits. The average yield on earning assets increased to 6.31% during the third quarter of 2003 from 6.22% in the same period of 2002. At the same time, the average cost of interest-bearing liabilities for the third quarter of 2003 decreased to 2.12% from 3.09%, a decline of 97 basis points.

For the first nine months of 2003, net interest margin increased to 4.30% from 3.42% for the same period in 2002. The average yield on interest-earning assets increased to 6.25% in the first nine months of 2003, compared with 6.22% in the same period of 2002. Meanwhile, the average cost of interest-bearing liabilities decreased to 2.28% during the first nine months of 2003 from 3.28% for the same period of 2002.

The increase in average yield on earning assets is primarily due to the 75 basis point improvement in yield on investments during the first nine months of 2003. Our interest-earning assets have been repricing more quickly than our interest-bearing liabilities but the effects to lower the cost of deposits have surpassed the effect of reduced loan yields, mainly due to the floors placed on adjustable and floating rate loans. Over the course of last year and the first nine months of 2003, Pacifica has effectively lowered its cost of deposits, resulting in a positive impact on our net interest margin. At September 30, 2003, Pacifica had $81.2 million in time certificates of deposits. Approximately $31 million of those time deposits are expected to reprice in the fourth quarter of this year. Management believes this repricing will continue to positively impact the Company’s cost of funds.

Average loans (net of deferred loan fees) were approximately $108.6 million in the third quarter of 2003, down $4.4 million from $113 million for the same period of 2002. Yield on the loan portfolio (net of deferred loan fees) averaged 7.27% in the third quarter of 2003, compared to 7.64% in the same period of 2002. For the nine months ended September 30, 2003, average loans (net of deferred loan fees) were approximately $107.3 million, down $1.6 million from $108.9 million for the same period of 2002. Yield on the loan portfolio (net of deferred loan fees) averaged 7.40% in the nine months ended September 30, 2003, compared to 7.72% in the same period of 2002.

During the third quarter of 2003, average interest-bearing deposits were $124.7 million, a decrease of $7.2 million, or 5%, from $132 million during the same period of 2002. The cost of interest-bearing deposits decreased to 2.03% in the third quarter of 2003, from 3.02% for the third quarter of 2002. For the nine months ended September 30, 2003, average interest-bearing deposits were $126.1 million, a decrease of $9.9 million compared to the same period of 2002. The cost of interest-bearing deposits averaged 2.21% in the nine months ended September 30, 2003, compared to 3.28% in the same period of 2002.

Income on interest-earning deposits, correspondent bank stock and federal funds sold totaled $36,000 and $175,000, respectively, for the third quarter and the nine months ended September30, 2003. The average yields on investments were 5.14% and 5.43%, respectively, for the third quarter and the first nine months of 2003, as compared to 5.29% and 4.68% for the same periods of 2002.

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

Noninterest Income

Noninterest income increased by $27,000 to $184,000 in the third quarter of 2003, compared with $157,000 for the same period in 2002. For the first nine months of 2003, noninterest income increased by $148,000, or 33%, to $600,000 as compared to $452,000 in the same period of 2002. The increase was due primarily to the $119,000 of gains on sold and called investment securities during the first nine months of 2003. International banking service fee income increased as well. During the latter part of the second quarter, the Bank purchased $3 million of Bank Owned Life Insurance (BOLI), a cash value life insurance policy which appreciates over time. The BOLI was purchased in order to offset the cost of existing employee benefit programs. The increase in value in the BOLI is accounted for as noninterest income and contributed to the increase in the Company’s noninterest income for the third quarter and first nine months of 2003.

Noninterest Expense

Noninterest expense decreased $97,000, or 6%, for the third quarter of 2003 to $1.66 million, and increased $53,000, or 1%, to $4.9 million for the first nine months of 2003, compared with the same periods in 2002. Management continued to focus on reducing expenses and increasing the overall efficiency of the Company.

Salaries and employee benefits expense were approximately $933,000 and $2.7 million for the third quarter and first nine months of 2003, respectively, up $18,000 or 2%, and down $80,000, or 3%, from the same periods of 2002. Pacifica had 50 full-time equivalent employees during the third quarter of 2003, compared with 49 full-time equivalent employees for the same period of 2002. The increase for the third quarter was primarily a result of the Company’s lender incentive program; a bonus program which was designed to promote loan growth. During the first nine months of 2003, we generated approximately $32.3 million in new loans. Advances on existing loans, including lines of credit, totaled approximately $108.7 million. The decrease in salaries and employee benefits for the nine months ended September 30, 2003, was primarily due to the Company’s restructuring of certain positions.

Occupancy and equipment expense was $339,000 for the third quarter of 2003 and $972,000 for the first nine months of 2003, up $38,000 or13%, and $177,000 or 22%, respectively, from the same periods in 2002. The increases for the third quarter of 2003 were primarily due to the increases in computer software expense and in maintenance on furniture and fixtures related to the Company’s space consolidation. The increase for the nine months ended September 30, 2003, is primarily due to the higher building lease expense and the depreciation expense on fixed assets and computer software. The Company sublet the Mortgage Company facility to a third party effective June 1, 2003. The current sublease agreement is a month-to-month lease with a monthly rent of $4,000 and expires on December 31, 2003. In addition, the Bank consolidated its office space and entered into an agreement effective August 1, 2003, to sublease surplus office space for the remaining term of the lease. This sublease agreement has an average monthly rent of $4,645 and expires on September 1, 2007.

Total other expenses were $388,000 in the third quarter of 2003 and $1.29 million for the first nine months of 2003, a decrease of $153,000 or 28%, and $44,000 or 3%, respectively, from $541,000 and $1.33 million in the same periods in 2002. The decrease for the three months ended September 30, 2003, is attributed to several factors including: professional services, FDIC assessment, director fees, loan collection expense and numerous others. The decrease for the first nine months most noticeably was due to decreases in professional services, office supplies and related overhead, director fees, and several other items. It is important to note that other expenses were down overall despite the substantial increases in FDIC assessment expense and insurance expense of $75,000 and $50,000, respectively, during the nine months ended September 30, 2003. FDIC assessment expense was recalculated and reduced on July 1st and the recent reduction will continue to have a positive impact going forward. However, due to higher FDIC assessment cost during the first half of 2003 compared to the same period in 2002, the overall assessment cost will be higher for the full year ended December 31, 2003 compared to the same period in 2002.

Analysis of Financial Condition

During the first nine months of 2003, management continued to focus on credit quality and credit administration. At September 30, 2003, Pacifica had assets of $163 million, a decrease of $1.7 million, or 1%, from $164.7 million at December 31, 2002. Shareholders’ equity was $12.6 million at September 30, 2003, up $431,000, or 4%, from $12.2 million at December 31, 2002. Net loans increased $41,000, or .5%, to $106.9 million at September 30, 2003 from $106.8 million at December 31, 2002. The Company’s investment portfolio increased $8.9 million, or 39%, to $31.4 million at September 30, 2003, from $22.5 million at December 31, 2002. Deposits decreased $5 million, or 3%, to $143.3 million at September 30, 2003, from $148.3 million at December 31, 2002.

Annualized return on average assets (ROA) was 0.54% and 0.42% for the third quarter and the first nine months of 2003, respectively, compared to (0.42%) and 0.04% for the same periods in 2002. Annualized return on average stockholders’ equity (ROE) was 6.67% and 5.31% for the third quarter and the first nine months of 2003, respectively, compared to (5.71%) and 0.61% for the same periods of 2002. The improvements in ROA and ROE were due to several contributing factors including an increased net interest margin, an increase in noninterest income, and a decrease in noninterest expense. These increases in ROA and ROE are particularly noteworthy since the Company transferred $0 and $90,000 of the excess reserved funds from the allowance for loan loss reserve account to earnings during the third quarter and first nine months of 2003, respectively, as compared to $103,000 in the third quarter and $603,000 in the first nine months of 2002.

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

The Company’s total investment portfolio increased by $9.1 million, or 39%, from $23.3 million at year-end 2002 to $32.5 million at September 30, 2003. The Company moved more funds into investments as part of managements’ plan to deploy additional funds into investment and loans and out of cash. As interest rates increased in excess of 100 basis points from their low point in June 2003, the Company deployed excess liquidity into investment securities. Management believes the current level of interest rates has allowed for additional investment opportunities. Pacifica is a stockholder in the Federal Home Loan Bank of Seattle (“FHLB”). As of September 30, 2003 and December 31, 2002, Pacifica owned FHLB stock of $283,000 and $133,000, respectively, due primarily to an increased requirement by the FHLB relating to the outstanding advances taken by the Company during the third quarter. Available-for-sale securities were $31.4 million and $22.5 million at September 30, 2003 and December 31, 2002, respectively. As of September 30, 2003, U.S.

government agency securities comprised 60% of the securities portfolio, with mortgage-backed securities at 15% and corporate debt securities at 25%. Purchases totaled $38.2 million while maturities, calls and principal paydowns totaled $29.2 million for the first nine months of 2003. During the first nine months of 2003, the Company sold available-for-sale securities of approximately $5.3 million and had $22.3 million called and realized a net gain of $119,000, which consisted of $79,000 from called securities and $40,000 from sold securities.

As we are anticipating increased loan growth during 2004, we expect overall income from the investment portfolio to decline as the average balance of available for sale securities decreases. The main objective of the investment portfolio will be to complement the funding of loan growth. However, overall interest income is expected to increase as loan balances rise.

The following table shows the amortized cost and estimated fair value of securities available-for-sale at the dates indicated:

	September 30, 2003
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Available for sale securities
U.S. Government agencies	$19,155	$—	$(128)	$19,027
Mortgage-backed securities	4,714	—	(73)	4,641
Corporate debt securities	7,573	169	—	7,742

	$31,442	$169	$(201)	$31,410

	December 31, 2002
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Available for sale securities
U.S. Government agencies	$14,956	$37	$—	$14,993
Mortgage-backed securities	789	—	—	789
Corporate debt securities	6,706	30	—	6,736

	$22,451	$67	$—	$22,518

Lending Activities

Loan Portfolio Composition

Pacifica originates a wide variety of loans to small-to-medium sized businesses and individuals. The following table sets forth the loan portfolio composition by type of loan at the dates indicated:

	September 30, 2003		December 31, 2002
	Amount	% of Total	Amount	% of Total
(Dollars in thousands)
Commercial and industrial loans	$30,397	28%	$38,594	35%
Real estate—construction	20,545	19%	23,112	21%
Real estate—mortgage	57,582	53%	47,477	43%
Consumer and other	1,497	1%	957	1%

	110,021	101%	110,140	100%
Less deferred loan fees	(566)	-1%	(405)	0%

Total loans	$109,455	100%	$109,735	100%

At September 30, 2003, total loans decreased by $280,000, or 0.26%, to $109.5 million from $109.7 million at year-end 2002. Real estate mortgage loans increased $10.1 million, or 21%, and consumer and other loans increased $540,000 or 56% while commercial loans decreased $8.2 million, or 21%; and real estate construction loans decreased $2.6 million, or 11%. The slight decrease in loans in the first nine months of 2003 was primarily due to the amount of new loans and advances being offset by payoffs and principal pay downs. During the first nine months of 2003, we generated approximately $32.3 million in new loans. Advances on existing loans, including lines of credit, totaled approximately $108.7 million. Approximately $28.3 million in payoffs and $112.5 million in principal pay downs on loans, including lines of credit, were received during the same period. Those amounts include $2.5 million in payoffs and $5.6 million in principal pay downs of classified loans, which the Company is working to reduce and/or eliminate. Payoffs of classified loans accounted for approximately 9% of the total amount of loan payoffs.

Pacifica’s commercial loan portfolio includes loans to businesses in the manufacturing, wholesale, retail, service, agricultural, and construction industries, primarily located in western Washington. As of September 30, 2003, there was no significant concentration of loans to any particular group of customers engaged in similar activities and having similar economic characteristics. However, due to the limited scope of Pacifica’s primary market area, a substantial geographic concentration of credit risk exists and, as a result, localized economic downturns can be expected to have a more pronounced effect on Pacifica than they might with a similar but more geographically diversified company.

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

Nonperforming loans were $603,000, or 0.55% of total loans at September 30, 2003, compared to $214,000, or 0.20% of total loans as of December 31, 2002. The nonperforming loans are also considered impaired loans. The Company considers loans impaired when it is probable the Company will not be able to collect all amounts as scheduled under a loan agreement. The $603,000 balance at September 30, 2003, consists of two loans in the amount of $266,000 and $337,000, respectively. Both loans are well-secured real estate loans that are currently in the foreclosure process. We expect full collection of the loans by the end of 2003. The $214,000 balance at year-end consisted of two loans. The $110,000 loan was paid down to $11,000 and the remaining balance was charged off in the third quarter of 2003. We expect recovery on this loan in the fourth quarter of 2003. A second loan in the amount of $104,000 was paid off during the second quarter of 2003.

Recoveries on previously charged off loans totaled $56,000 during the first nine months of 2003. The Bank charged off two loans totaling $287,000 during the first nine months of 2003.

Potential problem loans are loans that are performing and are not nonaccrual, past due, or restructured, but about which there are significant doubts about the borrower’s ability to comply with the present repayment terms in the future and which later may be included in nonaccrual, past due, or restructured loans. We had $3.5 million in potential problem loans at September 30, 2003, compared to $4.3 million at year-end 2002, a reduction of $800,000, or 19%. The reduction represents principal pay-downs on those loans. The potential problem loans at September 30, 2003, consisted of two commercial loans and one commercial real-estate loan. Management anticipates the current level of potential problem loans to continue to improve in the following quarters as we continue our efforts to achieve workout plans with our customers and enhance the quality of our overall loan portfolio. The Bank has made significant improvement in reducing classified assets this year. As of September 30, 2003, the Bank had reduced by 62% the amount of its classified assets that the FDIC had identified as of September 30, 2002, which exceeded the target of 50% reduction as set forth in the Directive for year-end 2003.

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

Management reviews and evaluates the appropriate level of the allowance for loan losses and determines the provision at least on a monthly basis. The evaluation by management includes consideration of changes in the nature and volume of the portfolio as well as commitments and standby letters of credit, overall portfolio quality, past loan loss experience, peer bank experience, loan concentrations, specific problem loans, internal and external credit examination results, and the current economic conditions that may affect the borrowers’ ability to pay. Management monitors delinquencies closely. Loan loss reserve calculations and the delinquencies are reported to the Board Loan Committee and the Board of Directors at least quarterly. In addition, regulatory agencies and independent auditors, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require Pacifica to increase the allowance for loan losses based on their judgment about information available to them at the time of their examination. Management has made provisions for loan losses aimed at maintaining a reasonable reserve against outstanding loans.

While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination.

Pacifica’s loan loss analysis procedure emphasizes early detection of loan losses. The Company significantly increased its allowance for loan losses through additional provisions during 2001. During 2002, we achieved significantly greater net recoveries on charged-off loans than expected, including a large insurance settlement, and significantly reduced the amount of our classified assets. We continued to improve our asset quality and reduce the amount of classified assets during the first nine months of 2003. No additions to the allowance for loan losses were made during 2002 or the first nine months of 2003 except for recoveries from previously charged off loans. During the first nine months of 2003, we charged off two loans in the aggregate of $287,000. At September 30, 2003, the allowance for loan losses was $2.60 million, or 2.37% of total loans, compared to $2.92 million, or 2.67% of the total loans, at December 31, 2002. The $321,000 decrease from year-end 2002 represents recoveries from previously charged off loans of $56,000, the $287,000 charge-off and the transfer of $90,000 from excess funds in the allowance for loan loss reserve account into earnings. Management believes the current balance of the allowance for loan losses is adequate to provide against current potential losses in light of our current loan portfolio and existing expected economic conditions. We anticipate that the only additions to the allowance for loan losses in the fourth quarter of 2003 will come from recoveries on previously charged off loans. As credit quality in the loan portfolio continues to improve, the Company anticipates additional transfers of excess loan loss reserves into earnings.

The following table sets forth information regarding changes in Pacifica’s allowance for loan losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
(Dollars in thousands)
Balance at beginning of period	$2,579	$3,996	$2,919	$3,530
Charge-offs	(11)	(1,300)	(287)	(1,300)
Recoveries	30	877	56	1,843
Provision for loan losses	—	(103)	(90)	(603)

Balance at end of period	$2,598	$3,470	$2,598	$3,470

Ratio of net charge-offs to average loans outstanding during the period	-0.02%	0.37%	0.22%	-0.50%

Liquidity and Sources of Funds

Asset/Liability and Liquidity Management

The primary function of asset/liability management is to ensure adequate liquidity and maintain an appropriate balance between interest-sensitive earning assets and liabilities. Liquidity management focuses on Pacifica’s ability to meet the financial demands of depositors, creditors and borrowers. Pacifica actively manages the levels, types and maturities of earning assets in relation to the funding sources available to ensure that adequate funding will be available at all times. In addition, the Supervisory Directive temporarily limits the Bank’s ability to pay dividends other than those necessary to service existing holding company debt, which is subject to regulatory approval. Management believes that Pacifica’s current liquidity is adequate to meet its operating requirements, however it is considering various ways to raise capital if necessary, to provide for future growth.

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

Cash.    Cash and cash equivalents at September 30, 2003 totaled $17.5 million, down 48% from $33.9 million at September 30, 2002.

Cash from (used by) Operating Activities.    Net cash used by operating activities totaled $917,000 in the first nine months of 2003, down from net cash used by operating activities of $1.7 million in the same period of 2002. This use of funds was caused primarily by the $1.7 million net cash used to purchase other assets of which included the $3 million purchase of BOLI (see additional discussion under “Noninterest Income”). Meanwhile, net cash used to pay accrued interest declined significantly due to the lower cost of funds in the first nine months of 2003 as compared to the same period of 2002.

Cash from (used by) Investing Activities.    Net cash used by investing activities was $9.2 million during the first nine months of 2003, as compared to net cash provided by investing activities of $12.1 million in the same period of 2002. The primary contributor of the decrease in cash provided by investing activities was the decrease in securities being sold, called, and paid-down of approximately $26 million. Meanwhile, net loans made to borrowers decreased by $5.4 million for the first nine months of 2003 as compared to the same period of 2002. Funding for new investment securities for the first nine months of 2003 primarily came from the deployment of excess liquidity.

Cash from (used by) Financing Activities.    In the first nine months of 2003, net cash used by financial activities totaled $2.1 million, down from net cash used by financing activities of $7.9 million in the same period of 2002, as the result of a decrease in interest-bearing deposits of $7.5 million, the redemption of the Limited Life preferred stock of $2 million and the increases in noninterest-bearing deposits of $2.4 million and in borrowings of $5 million in 2003. The redemption of the Company’s mandatory redeemable preferred stock accounted for $2 million of the $5 million increase in borrowings (for additional information see discussion under Borrowings).

Deposits

Pacifica seeks to attract deposits in its primary market area by pricing its products competitively and delivering quality service. Pacifica offers various types of deposit accounts, including checking, savings, money market accounts and a variety of certificate of deposit accounts.

Total deposits decreased by $5 million, or 3%, to $143.3 million at September 30, 2003, compared to $148.3 million at December 31, 2002. Noninterest-bearing deposits increased 18% to $16.4 million at September 30, 2003, from $13.9 million at December 31, 2002. During the same period, interest-bearing deposits decreased by $7.5 million, or 6%, to $126.8 million, with the reduction being attributable to Pacifica’s efforts to monitor our asset size and increase our loan-to-deposit ratio by reducing our time deposits. We expect to optimize the size and mix of our deposit portfolio to meet our loan growth needs and to maximize our net interest margin. As we focus on increasing our net interest margin, we anticipate a less significant reliance on time certificates and a greater reliance on other, less expensive sources of funds including FHLB borrowings, borrowings from the State of Washington, and noninterest bearing deposits.

Time deposits accounted for $81.2 million, or 64%, of the total interest-bearing deposits at September 30, 2003, down from $88.2 million, or 66% of the total interest-bearing deposits at December 31, 2002. In comparison, money market deposits increased to $37.1 million, or 29% of the total interest-bearing deposits at September 30, 2003, from $31.1 million, or 23% of the total interest-bearing deposits at December 31, 2002, and NOW accounts decreased to $7.9 million, or 6% of the interest-bearing deposits at September 30, 2003, from $14.7 million, or 11% of the interest-bearing deposits at December 31, 2002.

Borrowings

At September 30, 2003 and December 31, 2002, Pacifica had liabilities to the U.S. Treasury in the amount of $6,000 and $163,000, respectively, representing Treasury Tax and Loan balances.

In addition, Pacifica obtained a $3.5 million line of credit through one of our correspondent banks in September 2003, of which $2 million was used to redeem all of the Company’s outstanding Limited Life Preferred stock on September 30, 2003. Under accounting principles generally accepted in the United States of America and the reporting guidelines of the Federal Reserve Board, the Company’s Limited Life Preferred stock was accounted for as subordinated debt. The Company previously had a line of credit that was used primarily to fund the Mortgage Company’s warehouse mortgage line which had been paid-off subsequent to the closure of Pacifica Mortgage Company. The current line of credit is collateralized by the Company’s Pacifica Bank stock and subject to certain restrictive covenants including, among others, requirements with regards to capital ratios, ROA, loan loss reserve ratios and lender’s prior approval on certain transactions. As of September 30, 2003, the Company is in full compliance with all its covenants. Interest on this loan is at the lender’s prime rate plus 0.50% and is paid quarterly. The Limited Life Preferred paid the equivalent of the current U.S. 30-year Treasury Bond yield + 300 basis points. Repurchasing the Company’s Limited Life Preferred stock has allowed for a current savings of 306 basis points on the outstanding borrowing balance of $2 million as of September 30, 2003.

At September 30, 2003, the Company had additional short-term funding sources available totaling $24.7 million, subject to availability, with variable interest rates which were collateralized by $23.5 million of investment securities. There were $3.9 million outstanding under these agreements as of September 30, 2003, entirely made up of FHLB advances. We anticipate additional borrowings to total up to $3 million during the remainder of this year to fund our loan growth. .

Capital

Pacifica’s shareholders’ equity at September 30, 2003 was $12.6 million, up 4% from $12.2 million at December 31, 2002. Shareholders’ equity was 8% of total assets at September 30, 2003 and 7% at December 31, 2002.

The primary reason for the increase in the Company’s shareholders’ equity since December 31, 2002 was the net income for the first nine months of 2003. The accumulated deficit decreased from $4.3 million at year-end 2002 to $3.8 million as of September 30, 2003 due to a net income to common shareholders of $495,000. Accumulated other comprehensive income decreased by $64,000 to ($21,000) as of September 30, 2003 from $43,000 at December 31, 2002, due to a decrease in unrealized gains on available-for-sale securities, net of tax effect.

Preferred Stock

The Company is authorized to issue up to 3,000,000 shares of no par value preferred stock. The Board of Directors has the authority to determine the rights and privileges to be granted to holders of preferred stock.

In June 2002, the Company commenced an offering of up to 8,000 shares of its Series A Preferred Stock, designated as a combination of Series A-1 Perpetual Cumulative Preferred Stock (the “Perpetual Preferred”) and Series A-2 Five-Year Cumulative Mandatory Redeemable Preferred Stock (the “Limited Life Preferred”). The Series A Preferred Stock was offered at $1,000 per share, in a private placement to accredited investors, sophisticated investors, and non-U.S. persons. The Perpetual Preferred paid an initial annual cash dividend of 9.8% adjusted bi-annually to the equivalent of the current U.S. 30-year Treasury Bond yield + 400 basis points. The Limited Life Preferred paid an initial annual cash dividend of 8.8% adjusted bi-annually to the equivalent of the current U.S. 30-year Treasury Bond yield + 300 basis points. The first bi-annual adjustment occurred on January 1, 2003, based on a current U.S. 30-year Treasury Bond yield of 4.78%. The Series A Preferred Stock shareholders are entitled to receive a liquidation amount equal to the original purchase price, plus any accrued but unpaid dividends. The Series A Preferred Stock is non-voting, except for certain matters relating to the Company’s Articles of Incorporation. The Limited Life Preferred is accounted for as subordinated debt while the Perpetual Preferred is accounted for as equity capital.

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

On September 30, 2003, the Company redeemed the outstanding balance of the Limited Life Preferred Stock in entirety with proceeds from a $2 million borrowing from a correspondent bank. See additional discussion under Borrowings.

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

The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk. The Supervisory Directive discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” requires Pacifica Bank’s Tier 1 Leverage Capital ratio to be maintained at 8% or greater. The Bank’s Tier 1 capital ratio was 9.23% as of September 30, 2003. Banks with capital ratios below the required minimum are subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

The FDIC has established qualifications necessary to be classified as a well-capitalized bank, primarily for assignment of FDIC insurance premium rates. The following table sets forth the current regulatory requirements for capital ratios that are applicable to Pacifica, compared with Pacifica’s capital ratios at dates indicated. The table illustrates that Pacifica’s capital ratios exceeded the regulatory capital requirements and qualified as “well-capitalized” at September 30, 2003 and December 31, 2002.

Capital Ratios	Regulatory Minimum	To Be Well Capitalized	September 30, 2003		December 31, 2002
			Pacifica’s Actual Ratio	The Bank’s Actual Ratio	Pacifica’s Actual Ratio	The Bank’s Actual Ratio
Tier I Capital to Risk-Weighted Assets Ratio	4.00%	6.00%	10.85%	12.45%	9.47%	10.73%
Total Capital to Risk-Weighted Assets Ratio	8.00%	10.00%	12.11%	13.71%	11.98%	11.99%
Leverage ratio	4.00%	5.00%	8.05%	9.23%	7.81%	8.80%

Market for Common Equity

Pacifica’s stock is not listed on any exchange or quoted on any inter-dealer quotation system or traded on an over-the-counter market. We have not been notified that any broker makes a market in Pacifica’s common stock, and sales are minimal. Due to the limited information available, the following price information may not accurately reflect the actual market value of Pacifica’s shares. The following are the high and low sale prices for Pacifica’s stock sold between individual investors in transactions known to Pacifica, during 2003 and 2002.

	2003		2002
	High	Low	High	Low
First quarter	5.15	4.00	$6.00	$5.50
Second quarter	5.00	4.00	8.00	5.00
Third quarter	4.75	3.90	6.50	6.25
Fourth quarter			5.10	4.75

Capital Expenditures and Commitments

The Company had no material capital expenditures or commitments at September 30, 2003.

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

At September 30, 2003, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company’s interest rate risk since December 31, 2002. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” referenced in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

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

PACIFICA BANCORP, INC.

PART II – OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

11.	Computation of per share earnings

31.	Certification of Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K

Pacifica did not file any reports on Form 8-K during the third quarter of 2003.

PACIFICA BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFICA BANCORP, INC.

Date:	November 7, 2003	By	/s/ John A. Kennedy
John A. Kennedy President and Chief Executive Officer (Principal Executive Officer)

Date:	November 7, 2003	By	/s/ John D. Huddleston
John D. Huddleston Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)