Form 10-K
period 2003-12-31
PACIFICA BANCORP INC
filed 2004-03-09
CIK 1133862

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

Common Stock

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (17 C.F.R. 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is an accelerated filer within the meaning of Rule 12b-2 promulgated under the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of registrant at June 30, 2003 was $13,694,000 based upon the most recent known sale price of the registrant’s common stock. The registrant’s securities are not listed on a national securities exchange nor are sale, bid or ask information recorded by any automated quotation system.

The number of shares of registrant’s common stock outstanding at March 1, 2004 was 3,235,008.

Documents incorporated by reference and parts of Form 10-K into which incorporated:

Registrant’s definitive Proxy Statement Dated March 2, 2004 Part III, except part of Item 10, as indicated. The Personnel Committee Report on Executive Compensation and the Audit Committee Report contained in the Proxy Statement are not incorporated into this Form 10-K.

SELECTED FINANCIAL DATA

MESSAGE TO OUR SHAREHOLDERS

COMPANY PROFILE

FORM 10-K

NOTE:	This annual report serves as the Bank’s annual disclosure statement under requirements of the Federal Deposit Insurance Corporation (FDIC). This statement has not been reviewed, or confirmed for accuracy or relevance, by the FDIC.

The following table presents certain selected balance sheet and income statement data, as well as certain key financial ratios, for the five full years that the Company has been in operation. Certain income and expense items for 2002 and 2001 have been adjusted to reflect the closure of the Company’s subsidiary, Pacifica Mortgage Company, during 2003. Income and expenses for Pacifica Mortgage Company are reported as “Loss from Discontinued Operations”.

PACIFICA BANCORP, INC.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

(Dollars in thousands, except ratios and per share amounts)	2003	2002	2001	2000	1999
Statement of Operations Data
Net interest income	$6,735	$5,900	$5,286	$5,485	$2,577
Provision for loan losses	(900)	(603)	4,642	717	548
Non-interest income	823	566	2,234	415	240
Non-interest expense	7,092	6,508	5,576	4,305	3,000
Net income (loss) available to shareholders	1,178	94	(2,965)	878	(731)
Per Share
Net income (loss)—basic	$0.36	$0.03	$(0.91)	$0.27	$(0.24)
Net income (loss)—diluted	0.36	0.03	(0.91)	0.24	(0.24)
Book value	3.87	3.73	3.62	4.80	4.28
Averages
Total assets	$155,881	$161,972	$161,323	$110,689	$65,215
Earning assets	151,211	159,558	157,760	107,070	62,147
Loans, net of deferred loan fees	108,663	109,757	111,850	82,860	39,043
Securities	25,347	22,253	23,749	12,150	5,309
Deposits	137,632	146,405	143,007	95,031	51,547
Shareholders’ equity	12,514	11,739	15,179	14,287	13,103
Financial Ratios
Net interest margin	4.45%	3.71%	3.35%	5.12%	4.15%
Return on average assets	0.76%	0.06%	-1.84%	0.79%	-1.12%
Return on average equity	9.41%	0.80%	-19.53%	6.15%	-5.58%
Efficiency ratio	93.83%	100.65%	74.15%	72.97%	106.50%
Average equity to average assets	8.03%	7.25%	9.41%	12.91%	20.09%
Balance Sheet Data
Total assets	$161,869	$164,688	$171,364	$138,650	$86,203
Loans	116,770	109,735	105,878	105,822	58,859
Allowance for loan losses	2,230	2,919	3,530	1,306	589
Available for sale securities	27,360	22,518	33,177	17,661	11,577
Deposits	133,712	148,320	155,969	120,411	71,701
Shareholders’ equity	12,614	12,176	11,797	15,626	13,765
Nonperforming Assets
Nonperforming assets	$—	$214	$478	$22	$—
Net loan chargeoffs/(recoveries)	(211)	8	2,418	—	—
Capital Ratios
Leverage ratio	8.27%	7.81%	6.82%	11.45%	16.56%
Tier 1 risk-based capital ratio	9.80%	9.47%	9.82%	12.00%	17.67%
Total risk-based capital ratio	11.06%	11.98%	11.09%	13.05%	18.42%

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

ITEM 1. BUSINESS

General

Pacifica Bancorp, Inc. (“Pacifica” or the “Company”) is a bank holding company for its wholly owned subsidiary, Pacifica Bank (the “Bank”). The Company was organized under the laws of the State of Washington in October 2000 and is headquartered in Bellevue, Washington. Effective March 31, 2003, the Company ceased operations of its wholly owned subsidiary Pacifica Mortgage Company (“Pacifica Mortgage” or the “Mortgage Company”).

The Bank commenced banking operations in October 1998. At a special shareholders’ meeting held on December 14, 2000, shareholders of the Bank voted for the Plan and Agreement of Reorganization (the “Plan”) to reorganize the Bank as a wholly-owned subsidiary of a bank holding company, including a two-for-one stock split. Upon the approval of the Federal Reserve Bank of San Francisco and the Washington State Department of Financial Institutions, Division of Banks (the “Department”), the Plan became effective on January 1, 2001 and the Company became the Bank’s parent company. Upon reorganization, the Bank became a wholly-owned subsidiary of the Company and each outstanding whole share of Bank common stock was exchanged for two shares of the Company’s common stock. Financial and operational data for dates and periods ending before the reorganization reflect only the financial information and business operations of the Company. As a wholly-owned subsidiary, Pacifica Mortgage Company was formed on January 18, 2001, and offered a variety of residential loan options to the residents of our service area The Company undertook a major restructuring of Pacifica Mortgage in the third quarter of 2002. The restructuring did not sufficiently improve profitability of the Mortgage Company, and as a result, the Company closed the Mortgage Company effective March 31, 2003, and processed residual transactions throughout the rest of the year. The Company currently provides mortgage services via referrals to correspondent banks to generate fee income and serve our customers efficiently.

Our Internet website address is http://www.pacificabank.com. Our Securities Exchange Act reports are available free of charge on our Internet website. Our reports can also be obtained through the Securities and Exchange Commission’s (the “SEC”) EDGAR database at http://www.sec.gov. The contents of our Internet website are not incorporated into this report or into any other communication delivered to security holders or furnished to the SEC.

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

The Company opened a branch office in Seattle in December 2001 and management’s assessment is that the opening was well received by the local community. This allows Pacifica to expand our network and better service our customers in Seattle’s industrial and downtown areas as well as the international district. New branches do not generally become profitable for a period of time after opening, and our experience in Seattle has been no exception to this principle. The Seattle Office has made satisfactory progress since its opening and during 2003 achieved its first year of positive earnings.

The Board of Directors and Management developed a Five-Year Strategic Plan (the Strategic Plan) in the second quarter of 2003, which is designed to strengthen the Company’s financial performance and thereby increase shareholder value. As a result of implementing the strategies, we have made solid progress during 2003. We experienced a significant reduction in classified assets, an improvement in overall asset quality, an increase in net interest margin and improved financial results for the year.

During 2003, we have taken the following measures to improve asset quality while increasing earnings and enhancing overall efficiency:

•	Restructured our lending team and added two experienced loan officers to help generate more new loans;

•	Strengthened our credit administration function and improved our overall loan quality;

•	Took various measures to cut operating costs;

•	Continued to monitor our staffing needs closely and adjust job functions to increase overall productivity and efficiency;

•	Formed a Funds Management Committee consisting of executive management and members from credit administration, lending, operations and private banking to analyze the asset/liability management strategies of the Company, including the continuing evaluation of pricing for loans and deposits;

•	Continued to enhance international services.

During the second quarter of 2003, we sublet the office space previously occupied by the Mortgage Company and consolidated the Bank’s office space as well, to help reduce occupancy expenses. During the third quarter and fourth quarter of 2003, the Bank borrowed from the Federal Home Loan Bank (FHLB) to effectively fix a portion of the Company’s funding costs for asset/liability management purposes. In addition, the Company obtained a line of credit from a correspondent bank and used a portion of the line to retire its outstanding Series A-1 Perpetual Preferred Stock (the “Perpetual Preferred”) and A-2 Five-Year

Cumulative Mandatory Redeemable Preferred Stock (the “Limited Life Preferred”) effective December 29, 2003 and September 30, 2003, respectively. Replacing the preferred stock with a lower cost borrowing is expected to significantly reduce the Company’s cost of capital. See additional discussions on borrowings and redemption of Preferred Stock under Management’s Discussion and Analysis of Financial Condition and Results off Operations.

Given our focus on improving asset quality, increasing earnings and enhancing overall efficiency, as well as the requirements and restrictions imposed by the supervisory directive under which we are operating (as discussed beginning at page 5 below), we expect our current asset size to increase only slightly during 2004. Due to the slow loan demand resulting from a still weak economy and our anticipated loan payoffs, we expect our rate of loan growth to continue to be slower than the rates we experienced in the first three years of operations. We also plan to decrease the amount of time certificate deposits and utilize more of the other sources of borrowings to continue to reduce our cost of funds. The Company continues to look at various other ways to increase income and cut operational expenses in order to improve overall efficiency without losing our focus on customer service, regulatory compliance and credit quality.

Pacifica Bancorp, Inc. and Pacifica Bank Board of Directors and Officers

See inside cover of the annual report.

Market Area

The primary market area from which we attract the majority of our customers is King County, Washington. Pacifica has its main office in the central business district of Bellevue, Washington, located approximately 10 miles east of Seattle, with a branch office in downtown Seattle. We also attract customers from the greater Bellevue area, the greater Seattle area and from communities along the I-5 corridor from Everett to Olympia, Washington. Pacifica’s market area has undergone significant business diversification, and the regional economy experienced strong growth and stability during the 1990s, fueled largely by the technology and aerospace sectors. However, the regional economy slowed noticeably during 2001, with a number of large employers, including Boeing, the largest employer in the Pacific Northwest, announcing layoffs and other workforce reductions. During 2002, Pacifica’s market area continued to feel the effects of the country’s overall economic slowdown, which appears to have been particularly pronounced in the Pacific Northwest, including unemployment levels above the national average. During 2003, the region experienced slow growth and recovery and management expects that to continue into 2004.

Competition

The Company operates in a highly competitive environment, competing for deposits, loans and other financial services with both banking and non-financial institutions. Competition among financial institutions in Pacifica’s primary market area is diverse, with the strongest competition coming from commercial banks, savings banks, savings and loan associations and brokerage firms.

Our banking competitors include national and super-regional banks, as well as a number of regional and community banks. Major banks have competitive advantages over Pacifica in that they have high public visibility and are able to maintain advertising and marketing activity on a much larger scale than Pacifica. Since single borrower lending limits imposed by law are dependent upon the capital of a banking institution, the branches of larger banks with substantial capital bases are also at an advantage with respect to loan applications that exceed Pacifica’s legal lending limit. However, these larger institutions generally serve a different customer base than that targeted by Pacifica, thus management believes we can compete effectively based upon our marketing plan, which targets small businesses, professionals and consumers who demand better service and more personalized products than larger institutions are willing to provide to small customers.

Owing in part to this phenomenon, our management expects the number of start-up community banks to increase because of the specialized service that such banks offer to potential customers. This shift likely will result in significant challenges to existing banks, including Pacifica, to maintain a competitive level. Further, an increase in competition with community banks will require us to focus carefully on customer service while maintaining asset mixes and interest rates to maintain growth.

In order to compete with other financial institutions in our primary market area, whenever possible, Pacifica uses, the flexibility that is typical of being a locally-owned and managed community bank. Pacifica emphasizes personal, professional, responsive, accessible, international, flexible and innovative service. Loan and consumer banking products and services are packaged so that Pacifica’s loan, deposit and fee structures are competitive with the rest of the industry.

Management believes bank competition may change dramatically over the next several years as the major regional banks continue to consolidate. Large financial institutions may provide incentives for their customers to rely less on personal service and more on electronic banking. We see internet banking as another medium of service in addition to the traditional face-to-face approach. We believe the effective use of technology is an important competitive tool and plan to continue using internet banking to build on our strengths, without sacrificing a personal approach and convenience.

We will continue to experience increased competition from non-banking companies especially in light of the recent changes in federal banking laws that eliminate certain barriers between banking and commercial firms.

Employees

At December 31, 2003, the Company employed 48 full-time employees. None of our employees are represented by a collective bargaining group. Management considers its relationship with employees to be satisfactory.

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

The FDIC and the State conducted a joint examination in late 2002 and acknowledged improvement in the condition of the Bank. The regulators determined that the Bank should continue to remain subject to a revised supervisory directive. As a result, the March 27, 2002 Supervisory Directive was revised effective February 25, 2003.

The FDIC and the State conducted a joint examination in November 2003 and again acknowledged the progress the Bank has made. The regulators determined that the Bank should remain subject to a supervisory directive at least until the next regulatory examination. As a result, effective February 24, 2004, a Supervisory Directive (“Directive”) was issued that modified and replaced the previous two supervisory directives issued on March 27, 2002 and February 25, 2003, respectively. Our business plan and operating budget have us on target for meeting the objectives set forth in the supervisory directive. As of December 31, 2003, the Bank has reduced by 86% the amount of its classified assets that the FDIC had identified as of September 30, 2002, which exceeded the target of a 50% reduction as set forth in the Supervisory Directive for year-end 2003. The Bank maintained the “well-capitalized” designation as delineated by FDIC regulations. Its Tier 1 Leverage Capital ratio was 9.94% as of December 31, 2003, which surpassed the 8% minimum level required.

The revised Directive addressed a number of issues related to the Bank’s growth, earnings, and capital, by:

•	temporarily limiting the Bank’s ability to declare or pay dividends, which will limit the Company’s ability to derive income from that subsidiary;

•	temporarily limiting the Bank’s maximum asset size to $180 million;

•	requiring the Bank’s Tier I Leverage Capital ratio to be maintained at 8% or greater and maintain a “well-capitalized” designation as defined by FDIC regulations; and

•	requiring the Bank to discuss certain growth, earnings and capital augmentation strategies in its strategic and capital plans and continuously monitor its progress in achieving its goals.

We do not expect the limitations of the Supervisory Directive to reduce our ability to achieve our plan for 2004.

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

ITEM 2. PROPERTIES

Pacifica’s banking operations and administrative functions are carried on at its main office, located in the Skyline Tower, 10900 NE 4th Street, Bellevue, Washington 98004, in the central business district of Bellevue. Pacifica’s Seattle Office is located at 705 5th Avenue South, Seattle, Washington 98104. Pacifica currently leases approximately 21,648 square feet for operations of the Bank and does not plan to rent additional space during 2004.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Equity

Pacifica’s stock is not listed on any exchange or quoted on any inter-dealer quotation system or traded on an over-the-counter market. We have not been notified that any broker makes a market in Pacifica’s common stock, and sales are minimal. Due to the limited information available, the following price information may not accurately reflect the actual market value of Pacifica’s shares. The following are the high and low sale prices for Pacifica’s stock sold between individual investors in transactions known to Pacifica, during 2003, 2002 and 2001.

	Years Ended December 31,
	2003		2002		2001
	High	Low	High	Low	High	Low
First quarter	$5.15	$4.00	$6.00	$5.50	$10.00	$9.25
Second quarter	5.00	4.00	8.00	5.00	10.00	10.50
Third quarter	4.75	3.90	6.50	6.25	11.05	9.00
Fourth quarter	5.25	4.80	5.10	4.75	11.00	8.00

	2003		2002	2001
Total shares traded	132,655	(1)	197,864	121,701	(2)

(1)	Exclusive of the exercise of stock options by existing and former employees totaling 7,000 shares at $5.00 per share.
(2)	Exclusive of the exercise of stock options by existing and former employees totaling 43,080 shares at $5.00 per share.

As of December 31, 2003, Pacifica’s common stock was held of record by approximately 521 shareholders, a number that does not include beneficial owners who hold shares in “street name.”

Dividends

Federal and applicable state banking laws and regulations limit the Bank’s ability to pay dividends to the Company, and as a result, those laws and regulations indirectly limit the Company’s ability to meet its expenses or to pay dividends to shareholders. On January 30, 2001, the Company adopted a dividend policy that provides that the Board of Directors will declare dividends only if the Company is considered to have adequate capital and adequate earnings. The Company plans to retain earnings to support planned growth over the near term and does not anticipate paying dividends in the foreseeable future. As discussed in “Description of Business - Regulation and Supervision”, we presently are operating under a supervisory directive that, among other things, limits the Bank’s ability to pay dividends to the Company which in turn limits the Company’s ability to pay dividends to shareholders.

Stock Option Plans

In order to attract and retain highly qualified personnel, the Company adopted the Bank’s Employee Stock Option Plan (the “Option Plan”), which was approved by the Bank’s shareholders in 1998 and by Pacifica’s shareholders in April 2001. At the time of approval, 1,000,000 shares of common stock (adjusted for the 2-for-1 split as a result of the reorganization effective January 1, 2001) were reserved for issuance under the Option Plan. Upon closing of the reorganization, each outstanding and unexercised option to purchase one share of the Bank’s common stock was converted to an option to purchase two shares of the Company’s common stock on substantially the same terms as the Option Plan. Also in connection with the reorganization, the Option Plan was amended to cover issuances of future options by the Company, and otherwise continues in form and substance similar to the Option Plan in effect before the reorganization. The Option Plan is administered by the Board of Directors of Pacifica (or a committee thereof). At the 2002 Annual Meeting of Shareholders, Pacifica shareholders approved an amendment to the Option Plan, to increase the total number of shares available for issuance under the Option plan by 200,000 to 1,200,000.

Stock Repurchase Program

On October 28, 2003, the Board of Directors adopted a Stock Repurchase Program, authorizing the Company to repurchase up to 5 percent, or approximately 162,000 shares, of the outstanding shares of its common stock from shareholders that have expressed an interest in selling their Pacifica common stock. The purpose of the program is to provide shareholders with a means to sell their shares of Company common stock at a fair price, to achieve some degree of liquidity for the Company’s common stock and to accumulate shares of common stock that can be used in connection with the Company’s equity based compensation plans without further dilution of common shareholders’ equity. Since the beginning of the program, the Company has repurchased 34,360 shares in 2003 with prices ranging from $5.00 to $5.25 per share. The Stock Repurchase Program expired on December 15, 2003, and any additional stock repurchases are subject to prior board approval.

ITEM 6. SELECTED FINANCIAL DATA

See inside cover of this Annual Report for a tabular presentation of selected audited consolidated financial data for each full year that Pacifica has been in operation. The historical operating results are not necessarily indicative of the results to be expected for any other period. The data set forth in the table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and related notes, included elsewhere in this Annual Report. Note also that data presented for dates and periods ending prior to the holding company reorganization reflect only the financial condition, results of operation and other financial information concerning the Bank.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto presented elsewhere in this report.

Overview

Note. As a result of the closure of Pacifica Mortgage Company effective March 31, 2003, operating results for Pacifica Mortgage were reported as “Loss from Discontinued Operations” for the year ended December 31, 2003. Income and expenses items related to Pacifica Mortgage for 2002 and 2001 were adjusted to conform to the 2003 presentation.

During our fifth full year of operation, we continue to focus on improving asset quality, increasing earnings and growing capital. As a result, our rate of growth slowed from the rates experienced in the first three years of operations. Total assets were $161.9 million at December 31, 2003, a decrease of 2% from $164.7 million at December 31, 2002. This decrease was primarily attributable to the decreases in cash and federal funds sold resulting from a reduction in deposits. Gross loans were $116.8 million at December 31, 2003, an increase of 6% compared to $109.7 million at the end of 2002. Securities increased 22% to $27.4 million at year-end 2003, from $22.5 million at the end of 2002. Deposits decreased from $148.3 million at December 31, 2002 to $133.7 million at year-end 2003, a decrease of $14.6 million, or 10%, during 2003. This reduction is due in part to the relatively poor prevailing interest rate environment and the general economic conditions facing our customers, and in part to our efforts to improve the interest margin, monitor our asset size and increase our loan-to-deposit ratio by reducing our time deposits. Pacifica reported net income available to shareholders of $1.2 million, or $0.36 per diluted share for 2003, up $1.1 million, or 1153%, from net income available to common shareholders of $94,000, or $0.03 per share in 2002. The Company transferred $900,000 of its excess loan loss reserve into earnings during 2003 as compared to $603,000 in 2002. The reduction of the allowance for loan losses resulted from higher than anticipated net recoveries on previously charged off loans and a significant improvement in our asset quality and is discussed in more detail below under “Analysis of Provision and Allowance for Loan Losses.” Exclusive of the transfers from the allowance for loan losses, our operating results would have shown a net income of $278,000, or $0.09 per diluted share for 2003 and a net loss of ($495,000) or ($0.15) per share for 2002. This performance compares with a loss of ($2.97) million in 2001. Shareholders’ equity increased to $12.6 million at the end of 2003 from $12.2 million at December 31, 2002. Our capital ratios are at levels above the federal regulatory criteria for well-capitalized institutions. Since inception, the decline of our capital and various other ratios were primarily the result of a ($2.97) million net loss in 2001.

Return on average assets (ROA) was 0.78% for the year 2003, 0.07% for 2002, and (1.84%) for 2001. Return on average stockholders’ equity (ROE) was 9.66% for the year 2003, 0.92% for 2002, and (19.53%) for 2001. The Bank’s average equity to average assets ratio was 8.03%, 7.25%, and 9.41%, respectively, for 2003, 2002, and 2001. The improvements in ROA and ROE were due primarily to the net income we had in 2003 and 2002, while the various performance ratios were negatively affected by the ($2.97) million loss in 2001. The loss in 2001 significantly increased the average balance of the accumulated deficits for 2002, which lowered the average equity balance for 2002. Therefore, our average equity to average assets ratio was much lower in 2002 as compared to 2001. We expect our rate of growth to slow from the rates we experienced in the first three years of operations and our focus continues to be on improving asset quality, increasing earnings and enhancing overall efficiency.

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

Pacifica also generates non-interest income, primarily through service charges, international service fees and other sources. The primary components of Pacifica’s operating expenses are compensation and employee benefits expenses, and occupancy expense.

Pacifica reported net income of $1.2 million, or $0.36 per diluted share for 2003, compared to a net income of $94,000 or $.03 per diluted share for 2002, and a net loss of $(2.97) million, or $(0.91) per diluted share for 2001. The improvement was due primarily to a higher net interest margin resulting from a lower cost of funds, an increase in non-interest income, and a decrease in losses from discontinued operations. The increase in net income for 2003 as compared to 2002 is particularly significant due to the impact of the transfer of excess funds from the allowance for loan losses into earnings. Specifically, $900,000 of excess funds from the allowance for loan losses was transferred to earnings during 2003 while $603,000 of excess funds from the allowance for loan losses was transferred to earnings in 2002. Net income excluding the transfer of excess loan loss reserve to earnings was $278,000 for 2003, up $773,000 from ($495,000) for the same period of 2002. See below under “Analysis of Provision and Allowance for Loan Losses” for a discussion of the changes in the allowance during 2003 and 2002. During 2003, net interest margin increased to 4.45%, as compared to 3.71% for the same period of 2002, up 74 basis points. Earning assets and interest-bearing liabilities both decreased during 2003 while the corresponding yields decreased slightly on earning assets and substantially on interest-bearing liabilities. Results of operations for the year 2003 significantly improved from 2002 and 2001.

Net Interest Income

Net interest income is the difference between total interest income and total interest expense. Changes in net interest income are affected by several factors, including changes in average balances of earning assets and interest-bearing liabilities, changes in rates on earning assets and rates paid for interest-bearing liabilities, and the level of noninterest-bearing deposits and stockholders’ equity. Loans are the highest-yielding component of Pacifica’s earning assets. Loans averaged 72% of Pacifica’s total interest-earning assets during 2003, compared to 69% during 2002.

Our summary average balance sheet and net interest income data for the periods are as follows:

(Dollars in thousands)	2003			2002
	Average Balance	Interest Earned/Paid	Rate/ Yield	Average Balance	Interest Earned/Paid	Rate/ Yield
ASSETS
Interest-earning assets
Loans
Commercial	$34,056	$2,190	6.43%	$42,773	$2,836	6.63%
Real estate	73,913	5,346	7.23%	65,634	5,103	7.77%
Consumer	1,169	67	5.73%	1,757	101	5.75%

Total loans	109,138	7,603	6.97%	110,164	8,040	7.30%
Fees on loans	(475)	382		(407)	567

Total loans, net of fees	108,663	7,985	7.35%	109,757	8,607	7.84%
Receivable	401	—	0.00%	321	—	0.00%
Investments
Taxable
Agencies	15,188	924	6.08%	13,877	671	4.84%
Mortgage backed	3,021	73	2.42%	7,456	328	4.40%
Corporate	7,138	374	5.24%	935	65	6.95%
Tax-exempt	—	—	—	—	—	—

Total investments	25,347	1,371	5.41%	22,268	1,064	4.78%

Interest-earning deposits with banks	7,094	82	1.16%	22,636	374	1.65%
Federal funds sold	9,450	105	1.11%	4,001	62	1.55%
Correspondent Bank Stock	256	11	4.30%	238	14	6.01%

Cash equivalent and FHLB stock	16,800	198	1.18%	26,875	451	1.68%

Total interest-earning assets	151,211	9,554	6.32%	159,221	10,121	6.36%

Noninterest-earning assets
Cash and due from banks	2,337			2,769
Premises and equipment, net of depreciation	2,396			2,579
Other, less allowance for loan losses	(63)			(2,590)

Total noninterest-earning assets	4,670			2,758

TOTAL ASSETS	$155,881			$161,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Deposits
NOW, savings and money market accounts	$40,423	$500	1.24%	$40,606	$785	1.93%
Time deposits < $100,000	14,789	358	2.42%	15,530	547	3.52%
Time deposits ≥ $100,000	69,079	1,777	2.57%	77,394	2,812	3.63%

Total interest-bearing deposits	124,291	2,635	2.12%	133,530	4,144	3.10%

Other short-term borrowed funds	2,974	69	2.32%	1,345	3	0.22%
Mandatory redeemable preferred stock	1,490	115	7.72%	841	74	8.80%

Total interest-bearing liabilities	128,755	2,819	2.19%	135,716	4,221	3.11%

Noninterest-bearing liabilities
Demand deposits	13,342			12,875
Other liabilities	1,270			1,648

	14,612			14,523

Stockholders’ equity	12,514			11,740

TOTAL LIABILITIES AND EQUITY	$155,881			$161,979

Net interest income and net interest spread		$6,735	4.13%		$5,900	3.25%

Net interest margin (net interest income/earning assets)			4.45%			3.71%

Net interest income before provision for loan losses for the year 2003 increased by $835,000, or 14%, to $6.7 million, compared to an increase of $614,000, or 12% to $5.9 million in 2002. The increase in net interest income in 2003 reflects the effect of the repricing of time certificates of deposit to a lower average rate over time coupled with a decrease in average interest-bearing liabilities and a balance sheet shift from cash equivalents to loans and investments. On a dollar-for-dollar basis, interest-earning assets decreased more than interest-bearing liabilities but on a percentage basis, interest-earning assets decreased slower than interest-bearing liabilities during 2003. Compared with 2002, average interest-earning assets decreased approximately $8.0 million, or 5%, to $151.2 million while average interest-bearing liabilities decreased $7.0 million, or 5.1%, to $128.8 million. Due primarily to the smaller earning asset balances in 2003 as compared to 2002, total interest income for 2003 decreased $567,000, or 5.6%, from 2002. Meanwhile, the repricing of time certificates and the decline in average interest-bearing liabilities allowed us to lower our cost of funds. Total interest expense for 2003 decreased $1.4 million, or 33%, as compared to 2002. The increase in net interest income in 2002 reflects the impact of the repricing of time certificates to lower levels. On both dollar-for-dollar basis and percentage basis, interest-earning assets increased slower than interest-bearing liabilities during 2002. Compared with 2001, average interest-earning assets increased approximately $1.5 million, or 1%, to $159.2 million while average interest-bearing liabilities increased $3.3 million, or 2%, to $135.6 million. Due to the lower yield on interest-earning assets in 2002 as compared to 2001, total interest income for 2002 decreased $2.2 million, or 18%, from 2001. Meanwhile, the repricing of time certificates allowed us to lower our cost of funds. Total interest expense for 2002 decreased $2.7 million, or 39%, as compared to 2001. Given the current rate environment and the anticipated shift in the balance sheet from cash and investments into loans, we expect net interest margin and net interest income to increase during 2004.

Net interest margin (net interest income divided by average earning assets) was 4.45% in 2003, compared with 3.71% in 2002. The increase in net interest margin reflects the positive effect of our efforts to lower the cost of deposits and the decrease in average interest bearing liabilities. The average yield on earning assets decreased slightly to 6.32% during 2003 from 6.36% in 2002. Meanwhile, the average cost of interest-bearing liabilities for 2003 decreased significantly to 2.19% from 3.11% in 2002.

The minimal decrease in average yield on interest-earning assets is particularly noteworthy due to the 25 basis point decline in short-term interest rates in 2003. Our interest-earning assets have been repricing less quickly than our interest-bearing liabilities which effectively lowered the cost of deposits more than it reduced loan yields. Increased yields on investments helped to limit the decline in yields on other earning assets. Over the course of 2002 and 2003, Pacifica has significantly lowered its cost of deposits, resulting in a positive impact on our net interest margin. At December 31, 2003, Pacifica had $76.3 million in time certificates of deposits. During 2003, Pacifica replaced certain interest-bearing deposits with borrowings. At December 31, 2003, Pacifica had outstanding borrowings in the amount of $14.3 million of which $7.5 million have the potential of repricing during 2004 which could impact the Company’s cost of funds. See additional information under the borrowings section.

To a large extent, the asset yields and cost of funds reflect the level of interest rates as set by the Federal Reserve Board and the competitive nature of the financial services industry. Typically, Pacifica’s assets have tended to track the prime rate and reprice more quickly than its liabilities in the past. However, due to historically low interest rates, borrowers have been increasingly interested in our fixed rate products which places the Company in a liability sensitive position. Therefore, net interest margin could experience a “squeeze” in a rising interest rate environment. In contrast, Pacifica may experience increasing net interest income caused by this same principle in periods of falling interest rates, before the repricing of interest-earning assets catches up with the repricing of interest-bearing liabilities. Management continually monitors Pacifica’s mix of interest-earning assets and interest-bearing liabilities to maintain an appropriate balance. We also maintain programs to set floors on our loans to protect our interest earnings in times of a downward rate cycle; however, these floors can have a lagging effect in an increasing rate cycle which can cause a “squeeze” on our net interest margin as rates increase.

Average loans (net of deferred loan fees) were approximately $108.7 million in 2003, down $1.1 million from $109.8 million in 2002. Due to significant loan growth during the fourth quarter of 2003, total loans (net of deferred loan fees) as of year-end 2003 increased by 7% as compared to year-end 2002, yet the average balance for the year declined. The yield on the loan portfolio (net of deferred loan fees) averaged 7.35% in 2003, compared to 7.84% in 2002. The decrease in loan yield is consistent with the drop in interest rates and the particularly large amount of refinancing activity Pacifica experienced during 2003. During 2003, average interest-bearing deposits were $124.3 million, a decrease of $9.2 million compared to 2002. The cost of interest-bearing deposits decreased from 3.10% for 2002 to 2.12% for 2003.

Income on investments, interest-earning deposits, Federal Home Loan Bank stock and federal funds sold totaled $1.57 million in 2003, an increase of $54,000, or 3.5%, when compared to 2002. The yield on investments was 5.41% for 2003, as compared to 4.78% for 2002.

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

	2003 vs 2002			2002 vs 2001
	Increase/(decrease) due to		Total Change	Increase/(decrease) due to		Total Change
(Dollars in thousands)	Volume	Rate		Volume	Rate
Interest income
Loans(1)
Commercial	$(563)	$(83)	$(646)	$(266)	$(634)	$(900)
Real estate	615	(372)	243	258	(743)	(485)
Consumer	(34)	(0)	(34)	(103)	(38)	(141)

Interest income - loans (excluding fees)	18	(455)	(437)	(111)	(1,415)	(1,526)
Fees on loans	(185)	—	(185)	(77)	—	(77)

Interest income - loans (including fees)	18	(640)	(622)	(111)	(1,492)	(1,603)
Investments
Taxable
Agencies	68	185	253	(60)	(63)	(123)
Mortgage backed	(145)	(110)	(255)	16	(27)	(11)
Corporate	329	(20)	309	(44)	(1)	(45)
Tax-exempt	—	—	—	—	—	—

Total interest income - investments	252	55	307	(88)	(91)	(179)
Interest-earning deposits with banks	(203)	(89)	(292)	131	(460)	(330)
Federal funds sold	65	(22)	43	22	(93)	(71)
Federal Home Loan Bank stock	(3)	—	(3)	(4)	—	(4)
Interest income-other	(1)	1	—	(1)	1	—

Interest income - other	(142)	(110)	(253)	148	(552)	(404)

Total interest income	127	(694)	(567)	(38)	(2,148)	(2,186)
Interest expense
Deposits
NOW, savings and money market accounts	(4)	(282)	(285)	164	(640)	(476)
Time Deposits <$100,000	(25)	(164)	(189)	(63)	(378)	(441)
Time deposits ≥ $100,000	(278)	(757)	(1,035)	(132)	(1,800)	(1,932)

Total interest expense on deposits	(307)	(1,202)	(1,509)	(31)	(2,817)	(2,849)
Other borrowed funds	4	62	66	37	(62)	(25)
Mandatory redeemable preferred stock	57	(16)	41	—	74	74

Total interest expense	(303)	(1,099)	(1,402)	6	(2,805)	(2,800)

Net interest income	$430	$405	$835	$(43)	$657	$614

(1)	Loans include nonaccrual loans, but unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.

Noninterest Income

Noninterest income increased by $257,000, or 45%, to $823,000 in 2003, compared with $566,000 for the same period in 2002. The increase was due primarily to the $159,000 of gains on sold and called investment securities during 2003. International banking service fee income increased as well. During the latter part of the second quarter of 2003, the Bank purchased $3 million of Bank Owned Life Insurance (BOLI), a cash value life insurance policy which appreciates in value over time. The BOLI was purchased in order to offset the cost of existing employee benefit programs. The increase in value in the BOLI is accounted for as noninterest income and contributed to the increase in the Company’s noninterest income for 2003.

The following table presents a breakdown of various components of Pacifica’s noninterest income for 2003, 2002 and 2001.

	Years Ended December 31,
(Dollars in thousands)	2003	Change	2002	Change	2001
International trade finance fees	$269	$19	$250	$22	$228
Gain on sale of securities and derivatives	159	116	43	(1,689)	1,732
Service fees	152	35	117	15	102
Bank owned life insurance appreciation	87	87	—	—	—
Other fee income	87	23	64	(16)	80
Overdraft fees	47	(26)	73	(3)	76
Wire transfer fees	22	3	19	3	16

	$823	$257	$566	$(1,668)	$2,234

Noninterest Expense

Noninterest expense increased $584,000, or 9%, in 2003, and $932,000, or 17%, in 2002. The increase resulted primarily from the additional personnel costs, occupancy expense, losses related to the Company’s office space consolidation, losses from impaired assets resulting from the closure of Pacifica Mortgage, and other expenses.

Set forth below is a schedule showing additional detail concerning changes in the Company’s noninterest expense for 2003, 2002 and 2001:

	Years Ended December 31,
(Dollars in thousands)	2003	Change	2002	Change	2001
Compensation and employee benefits	$4,154	$139	$4,015	$664	$3,351
Loan origination costs	(341)	4	(345)	(104)	(241)

Net compensation and employee benefits	3,813	143	3,670	560	3,110
Occupancy expense	1,298	196	1,102	216	886
Professional services	272	(46)	318	6	312
Other expenses	233	179	54	(29)	83
FDIC assessment	167	23	144	121	23
Data processing	162	(17)	179	93	86
B&O taxes	156	(36)	192	7	185
Loan collection expense	153	(5)	158	2	156
Losses from impaired assets	130	130	—	—	—
Loss from disposal of assets and lease termination costs	108	108	—	—	—
Insurance expense	107	41	66	29	37
Director fees	91	(37)	128	22	106
Telephone and data communications	81	(28)	109	31	78
Couriers, postage and mail service	78	(14)	92	—	92
Office supplies, stationary and printing	72	(37)	109	(37)	146
State assessment	67	38	29	(15)	44
Advertising, marketing and bank promotions	67	2	65	(55)	120
Travel and entertainment	37	(56)	93	(19)	112

Total noninterest expense	$7,092	$584	$6,508	$932	$5,576

Salaries and employee benefits expenses were approximately $4.1 million in 2003, compared to $4.0 million in 2002 and $3.3 million in 2001. The increase in 2003 was due primarily to the employee bonus and incentive programs which totaled $390,000 in 2003 compared to $46,000 in 2002. The Company achieved its goals as set out for the year and the Board of Directors approved an employee bonus of approximately $288,000 for year 2003, which was accrued at year-end and paid out in January 2004. We anticipate the salary expense to increase slightly during 2004 as we plan to add more loan production staff. The increase in 2002 as compared to 2001 was due primarily to certain severance payments to former employees, and the growth in the number of employees during the year. Pacifica’s average number of employees was 49 for the year 2003, compared with 50 and 45 for 2002 and 2001, respectively.

Occupancy and equipment expense was $1.3 million in 2003, $1.1 million in 2002 and $886,000 in 2001. The increase in 2003 is primarily due to the higher building lease expense and the depreciation expense on fixed assets and computer software. The Company sublet the Mortgage Company facility to a third party effective June 1, 2003. The current sublease agreement is a month-to-month lease with a monthly rent of $4,000 and expired on December 31, 2003. At December 31, 2003, this sublease agreement was extended at the previous rate of $4,000 until April 2004. In addition, the Bank consolidated its office space and entered into an agreement effective August 1, 2003, to sublease surplus office space for the remaining term of the lease. This sublease agreement has an average monthly rent of $4,645 and expires on September 1, 2007. The increase in occupancy and equipment expense during 2002 as compared to 2001 was due primarily to the increase in building lease expense. Pacifica leased additional office space in March and August of 2001, and June 2000. Lease expense for our Seattle Office, which was opened in December 2001, accounted for the majority of the lease expense increase in 2002.

The Company incurred miscellaneous losses of $108,000 during 2003 resulting from the above-mentioned subleases and disposal of the furniture previously occupied by the Bank office. As part of the sublease of the Bank space, the Company sold its furniture associated with the sublease space to the lessee at a loss of $10,000. The Company implemented the Financial Accounting Standards Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. As a result, the Company also recognized a lease termination cost of $98,000, representing the sublease income shortfalls as compared to the lease payment the Company is liable for. The associated accretion expense will be recognized monthly for the remainder of the lease term and will reduce the Company’s future occupancy expense.

Upon the closure of its wholly owned subsidiary Pacifica Mortgage, leasehold improvements and furniture for the Mortgage Company space were transferred to the Bancorp and the other fixed assets which can be utilized by the Bank were transferred from the Bancorp to the Bank as a capital contribution. The Company deemed the leasehold improvement and furniture items impaired and wrote off the assets in 2003 according to FASB No. 144 and 147 which are related to accounting for the impairment or disposal of long-lived assets. Impairment amount totaled approximately $130,000, representing net book value of the assets being written off.

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

The Company’s total investment portfolio increased by $4.9 million, or 21%, from $23.3 million at year-end 2002 to $28.2 million at year-end 2003. The investment portfolio during 2003 was a portfolio of higher yield, to help offset slow loan demand. The Company moved funds out of cash and into investments and loans as part of the effort to increase the net interest margin. Pacifica is a stockholder in the Federal Home Loan Bank of Seattle (“FHLB”). As of December 31, 2003 and 2002, Pacifica owned FHLB stock of $454,000 and $133,000, respectively. Pacifica also owned $100,000 stock in a “banker’s bank” that has no readily available market price and is carried at cost. Available-for-sale securities were $27.4 million and $22.5 million at December 31, 2003 and 2002, respectively. As of December 31, 2003, U.S. government agency securities comprised 69% of the securities portfolio, with mortgage-backed securities at 14% and Corporate debt securities at 17%. Purchases totaled $38.2 million while maturities, calls and principal paydowns totaled $25.6 million. During 2003, the Company sold available-for-sale securities of approximately $7.4 million and had called securities totaling $21.1 million realized gains of $159,000. Pacifica realized gains from both called securities that were originally purchased at a discount and from sold securities. Gains from sold and called securities were $80,000 and $79,000, respectively, for 2003. For further information on investments securities, see Note 2 to the consolidated financial statements.

Lending Activities

Loan Portfolio Composition. Pacifica originates a wide variety of loans to small and medium-sized businesses and individuals. The following table sets forth the loan portfolio composition by type of loan at the dates indicated:

	December 31,
(Dollars in thousands)	2003	% of Total	2002	% of Total
Commercial and industrial loans	$33,106	28%	$38,594	35%
Real estate - construction	24,137	21%	23,112	21%
Real estate - mortgage	59,069	50%	47,477	43%
Consumer and other	1,049	1%	957	1%

	117,361	101%	110,140	100%
Less deferred loan fees	(591)	-1%	(405)	0%

Total loans	$116,770	100%	$109,735	100%

At December 31, 2003, total loans increased by $7.1 million to $116.8 million from $109.7 million at year-end 2002. Real estate mortgage loans, construction loans, and consumer and other loans contributed to the increase, commercial and industrial loans decreased due to loan maturities and payoffs. Commercial and residential real estate mortgage loans increased $11.6 million, or 24%; real estate construction loans increased $1.0 million, or 4%; consumer and other loans increased $92,000, or 10%, while commercial loans decreased $5.5 million, or 14%. Funding for the growth in loans in 2003 came primarily from the deployment of the excess liquidity which resided in interest-bearing cash and federal funds sold.

Pacifica’s commercial loan portfolio includes loans to businesses in the manufacturing, wholesale, retail, service, agricultural and construction industries, primarily located in King County. As of December 31, 2003, there was no significant concentration of loans to any particular group of customers engaged in similar activities and having similar economic characteristics. However, due to the limited scope of Pacifica’s primary market area, a substantial geographic concentration of credit risk exists and, as a result, localized economic downturns can be expected to have a more pronounced effect on Pacifica than they might with a similar but more geographically diversified business.

Asset Quality

Nonperforming Assets. Nonperforming loans include nonaccrual loans, restructured loans, and loans 90 days or more past due. Pacifica’s policy generally is to place loans on a nonaccrual basis when, in management’s judgment, the collateral value and the financial condition of the borrower do not justify accruing interest as an income item. Interest previously recorded but not deemed collectible is reversed and charged against current income. Interest income on these loans is then recognized when collected. Restructured loans are loans for which the contractual interest rate has been reduced or other concessions are granted to the borrower because of deterioration in the financial condition of the borrower resulting in the borrower’s inability to meet the original contractual terms of the loans. At December 31, 2003, the Company had no nonperforming loans, representing a reduction of 100% from $214,000 at year-end 2002. Nonperforming loans are also considered impaired loans (see Note 3 to the Consolidated Financial Statements). The Company considers loans impaired when it is probable the Company will not be able to collect all amounts as scheduled under a loan agreement. The Company had $674,000 of impaired loans as of December 31, 2003. The impaired loan balance is made up of one loan which is currently in compliance with the terms of the loan but with which management has concerns about an adequate source of repayment. At December 31, 2003, the Company had specific reserves for this loan of $489,000 and collateral of approximately $185,000. The $214,000 balance at year-end 2002 consisted of two loans; both were paid off in 2003.

Potential problem loans are loans that are performing and are not nonaccrual, past due, or restructured, but about which there are significant doubts about the borrower’s ability to comply with the present repayment terms in the future and which later may be included in nonaccrual, past due, or restructured loans. We had $943,000 in potential problem loans at December 31, 2003, compared to $4.3 million at year-end 2002, a reduction of $3.6 million, or 79%. Problem loans at year-end 2002 were either paid off/paid down or upgraded during 2003. We made significant improvement in 2003 as we strengthened our credit administration, implemented strategies to improve asset quality and achieve workout plans with our customers. The Company will continue to focus on asset quality with the goal of reducing potential problem loans to a minimum.

The following table sets forth, at the dates indicated, information with respect to potential problem loans and nonperforming loans of the Company:

	December 31,
(Dollars in thousands)	2003	2002	2001
Potential problem loans	$943	$4,289	$7,849
Nonperforming loans:
Nonaccrual loans	$—	$110	$478
Restructured loans	—	—	$—
Accruing loans 90 days or more past due	—	104	$—

Total nonperforming loans	—	214	478
Other real estate owned	—	—	—

Total nonperforming assets	$—	$214	$478

Nonperforming loans as a percentage of total loans	0.00%	0.18%	0.45%
Nonperforming assets as a percentage of total assets	0.00%	0.12%	0.28%

Other Real Estate Owned

Other real estate owned (OREO) is carried at the lesser of book value or market value. The costs related to completion, repair, maintenance, or other costs of such properties, are generally expensed with any gains or inadvertent shortfalls from the ultimate sale of OREO being shown as other income or expense.

As of December 31, 2003, OREO assets consisted of one property, which are two residential lots located in Madras, Oregon. The Company obtained this property in 2003 as a result of the Bank’s foreclosure on collateral of a previously charged off loan. This property is being activity marketed and is currently booked at $1.

Subsequent to December 31, 2003, Pacifica sold this OREO property for approximately $20,000. The sale was finalized in February 2004 with net proceeds to the bank of approximately $17,000 which will be treated as a recovery on a previously charged off loans and thus added back to the allowance for loan loss reserve account.

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

Management reviews and evaluates the appropriate level of the allowance for loan losses and determines the provision on a monthly basis. The evaluation by management includes consideration of changes in the nature and volume of the portfolio as well as commitments and standby letters of credit, overall portfolio quality, past loan loss experience, peer bank experience, loan concentrations, specific problem loans, internal and external credit examination results, and the current economic conditions that may affect borrowers’ ability to pay. Management monitors delinquencies closely. Loan loss reserve calculations and delinquencies are reported to the Board of Directors and the Bank Loan Committee at least quarterly. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require Pacifica to increase the allowance for loan losses based on their judgment about information available to them at the time of their examination. Management has made provisions for loan losses aimed at maintaining a reasonable reserve against outstanding loans.

While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the determination.

Pacifica’s loan loss analysis procedure emphasizes early detection of loan losses. The Company significantly increased its allowance for loan losses through additional provisions during 2001, and no additions to the allowance for loan losses were made during 2002. During 2002, we achieved significantly greater net recoveries on charged-off loans than expected, including a large insurance settlement, and significantly reduced the amount of our classified assets. We continued to improve our asset quality and reduce the amount of classified assets during 2003. No additions to the allowance for loan losses were made during 2002 or 2003 except for recoveries from previously charged off loans. During 2003, we charged off two loans in the aggregate amount of $287,000 and received recoveries of $498,000. At December 31, 2003, the allowance for loan losses was $2.23 million, or 1.91% of total loans, compared to $2.92 million, or 2.67% of the total loans, at December 31, 2002. The $689,000 decrease from year-end 2002 represents net recoveries from previously charged off loans of $211,000 and the transfer of excess funds of $900,000 from the allowance for loan loss reserve account into earnings. The significant improvement in asset quality during 2003 has reduced the reserve requirement for our loan portfolio. Management believes the current balance of the allowance for loan losses is adequate to provide against current potential losses that are reasonably likely in light of our current loan portfolio and existing expected economic conditions. We anticipate that additions to the allowance for loan losses in 2004, if any, would be minimal, particularly as we address our moderate loan growth and continue to focus on improving our asset quality.

The following table shows the allocation of the allowance for loan losses at December 31, 2003 and 2002:

	December 31,
(Dollars in thousands)	2003		2002
	$ Amount	%	$ Amount	%
Balance applicable to:
Commercial and industrial loans	$1,169	52%	$1,624	56%
Real estate - construction	349	16%	24	1%
Real estate - mortgage	705	32%	510	17%
Consumer and other	7	0%	761	26%

Total	$2,230	100%	$2,919	100%

The following table provides an analysis of Pacifica’s allowance for loan losses for the fiscal years ending December 31, 2003, 2002, and 2001:

	December 31,
(Dollars in thousands)	2003	2002	2001
Total loans	$116,770	$109,735	$105,878
Average loans	108,663	109,757	111,850

Balance of allowance for loans losses at beginning of period	$2,919	$3,530	$1,306
Charge-offs:
Commercial loans	(287)	(2,141)	(2,559)
Recoveries:
Commercial loans	498	2,133	141

Net (charge-offs)/recoveries	211	(8)	(2,418)
Provision/(recovery) charged to expense	(900)	(603)	4,642

Balance of allowance for loan losses at end of period	$2,230	$2,919	$3,530

Net charge-off/(recovery) to average loans outstanding	-0.19%	0.01%	2.16%
Allowance as a percentage of total loans	1.91%	2.66%	3.33%
Allowance as a percentage of nonperforming loans	N/A	1364%	738%

Maturities and Sensitivities of Loans to Changes in Interest Rate. For information on the aggregate contractual maturities of loans as of December 31, 2003 and the amounts of variable and fixed rate loans that mature after one year, see Note 3 of the consolidated financial statements.

Premises and Equipment

During 2003, fixed assets decreased by $590,000. The net change included purchases of $38,000, proceeds from the sale of equipment of $8,000, losses from the sale of fixed assets of $10,000, depreciation expenses of $480,000 and losses from impaired assets of $130,000. There were no significant capital expenditures during 2003.

Deposits

Pacifica offers various types of deposit accounts, including checking, savings, money market accounts and a variety of certificate of deposit accounts. Total deposits decreased $14.6 million, or 10%, to $133.7 million at December 31, 2003, compared to $148.3 million at December 31, 2002. Pacifica seeks to attract deposits in its primary market area by pricing its products competitively and delivering quality service.

Time deposits accounted for 64% of the total interest-bearing deposits at December 31, 2003, and 66% at December 31, 2002. Money market deposits made up 29% and 23% of the total interest-bearing deposits at December 31, 2003 and 2002, respectively. NOW accounts made up 6% and 11% of the interest-bearing deposits at December 31, 2003 and 2002, respectively.

Noninterest-bearing deposits were $14.8 million at December 31, 2003, an increase of $885,000, or 6% compared to year-end 2002. During the same period, interest-bearing deposits decreased $15.5 million, or 12%, to $118.9 million, with the decrease being attributable to time deposits and NOW accounts. During the year 2003, time deposits decreased $11.9 million to $76.3 million, of which $9.8 million was the decrease in jumbo time certificates. Money market accounts increased $3.8 million to $34.9 million, while NOW accounts decreased $7.7 million to $7.0 million.

The following table sets forth the average balances outstanding and average interest rates for each major category of our deposits for the periods indicated:

	Years ended December 31,
	2003		2002
(Dollars in thousands)	Average balances	Average yield	Average balances	Average yield
Interest-bearing demand accounts	$6,608	0.45%	$5,350	1.04%
Money market accounts	33,398	1.39%	34,905	2.07%
Savings accounts	417	1.17%	351	1.47%
Certificates of deposit	83,868	2.55%	92,924	3.62%

Total interest-bearing accounts	124,291	2.12%	133,530	3.10%
Noninterest-bearing demand accounts	13,341	—	12,875	—

Total average deposits	$137,632	1.91%	$146,405	2.83%

The only deposit category with stated maturity dates is certificates of deposit. At December 31, 2003, Pacifica had $76.3 million in certificates of deposit. Approximately all of Pacifica’s certificates of deposits renew automatically at maturity, unless otherwise directed by the customer.

The following table sets forth the amounts and maturities of certificates of deposit with balances of $100,000 or more at December 31, 2003:

Borrowings

At December 31, 2003 and December 31, 2002, Pacifica had liabilities to the U.S. Treasury in the amount of $6,000 and $163,000, respectively, representing Treasury Tax and Loan balances.

In addition, Pacifica obtained a $3.5 million line of credit through one of our correspondent banks in September 2003, of which $2.35 million was used to redeem all of the Company’s outstanding Limited Life Preferred stock and Perpetual Preferred stock on September 30, and December 29, 2003, respectively. An additional $150,000 of this line was used to pay dividends on the preferred stock and to cover other expenses associated with the holding company. Under accounting principles generally accepted in the United States of America and the reporting guidelines of the Federal Reserve Board, the Company’s Limited Life Preferred stock was accounted for as subordinated debt, while the Company’s Perpetual Preferred stock was accounted for as equity. The Company previously had a line of credit that was used primarily to fund the Mortgage Company’s warehouse mortgage line which had been paid-off subsequent to the closure of Pacifica Mortgage Company. The current line of credit is collateralized by the Company’s Pacifica Bank stock and subject to certain restrictive covenants including, among others, requirements with regards to capital ratios, ROA, loan loss reserve ratios and lender’s prior approval on certain transactions.

As of December 31, 2003, the Company was in compliance with its covenants. Interest on this loan is at the lender’s prime rate plus 0.50% and is paid quarterly. The Limited Life Preferred paid the equivalent of the current U.S. 30-year Treasury Bond yield + 300 basis points while the Perpetual Preferred paid the equivalent of the current U.S. 30-year Treasury Bond yield + 400. Repurchasing the Company’s Limited Life Preferred and Perpetual Preferred stock has allowed for a current savings of approximately 300 and 400 basis points, respectively, as of December 31, 2003.

At December 31, 2003, the Company had additional short-term funding sources available totaling $29.6 million with variable interest rates and collateralized by $22.9 million of investment securities. There were $11.8 million and $0 outstanding under these agreements as of December 31, 2003 and 2002, respectively. Of the $11.8 million outstanding, $9.8 million was attributed to Federal Home Loan Bank (FHLB) advances while $2 million represented the purchase of Federal Funds. We anticipate additional borrowings to total between $3-5 million during 2004 to fund our loan growth and replace a portion of the Company’s time certificates of deposit.

Capital

Pacifica’s shareholders’ equity at December 31, 2003 was $12.6 million, compared with $12.2 million at year-end 2002. Shareholders’ equity was 8% and 7% of total assets at December 31, 2003 and 2002, respectively.

The primary reason for the increase in the Company’s shareholders’ equity since December 31, 2002 was the net income for the year of $1.2 million. The Company repurchased its Perpetual Preferred stock of $350,000 and repurchased $175,000 of common stock, both decreased the Company’s shareholders’ equity but not enough to offset the net income of $1.2 million. The accumulated deficit decreased from $4.3 million at year-end 2002 to $3.1 million as of year-end 2003 due primarily to a net income of $1.2 million. Accumulated other comprehensive income decreased by $250,000 to $(207,000) as of December 31, 2003 from $43,000 at December 31, 2002, due to a decrease in unrealized gains on available-for-sale securities, net of tax effect.

Preferred Stock

The Company is authorized to issue up to 3,000,000 shares of no par value preferred stock. The Board of Directors has the authority to determine the rights and privileges to be granted to holders of preferred stock. At December 31, 2003, there was no preferred stock outstanding.

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

On December 29, 2003, the Company redeemed the outstanding balance of the Perpetual Preferred stock in entirety with proceeds from a $350,000 borrowing from a correspondent bank. See additional discussion under Borrowings.

Contractual Obligations and Commitments

The following table sets forth Pacifica’s long-term contractual obligations:

		Payments Due Per Period
(Dollars in Thousands)	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Debt	$14,320	$5,506	$7,508	$1,306	$—
Fixed interest on debt[1]	421	164	228	30	—
Operating leases	3,061	621	1,272	702	466

Total	$17,802	$6,291	$9,008	$2,038	$466

(1)	Amount excludes interest expense on adjustable rate debt.

At December 31, 2003, the Company’s obligations related to debt totaled $14.3 million to be paid over the next 4 years. Included in this amount is an amortizing advance which we will pay-down monthly over a four year period. The weighted-average interest rate related to the long-term debt is 2.48%. See additional discussion under the borrowing section.

The Company also has operating leases comprised of leases for office space. See additional discussion under Note 11 of the financial statements.

Off-Balance Sheet Commitments

Standby letters of credit, commercial letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party or payment by a customer to a third party. Those guarantees are primarily issued in international trade or to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Except for certain long-term guarantees, the majority of guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to one hundred percent of the commitment amount at December 31, 2003. The Company routinely charges a fee for these credit facilities. The Company has not been required to perform on any financial guarantees.

		Amount of Commitment Expiration Per Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Off-Balance Sheet Commitments
Commitments to extend credit	$29,968	$24,972	$4,343	$293	$360
Commercial and standby letters of credit	1,368	1,274	94	—	—

Total	$31,336	$26,246	$4,437	$293	$360

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

Pacifica’s primary sources of new funds are customer deposits. These funds, together with loan repayments, retained earnings, equity and other borrowed funds are used to make loans, to acquire investment securities and other assets and to fund continuing operations. The primary source of demands on our capital are customer demand for withdrawal of deposits and borrowers’ demands that we advance funds against unfunded lending commitments. Our total unfunded lending commitments at December 31, 2003 were $30 million, and we do not expect all of these loans to be fully drawn upon at any one time. Pacifica also may use advances from the Federal Home Loan Bank and borrowings at correspondent banks to meet short-term liquidity needs. At December 31, 2003 we had unused credit lines totaling $17.8 million. Certain borrowings have collateral requirements and are subject to availability of funds. In addition to the borrowing lines, Pacifica has the ability to accept time certificates from the state of Washington’s Time Certificate of Deposit (TCD) program. These time certificates are 10% collateralized by investment securities and are subject to availability and certain capital requirements.

Cash. Cash and cash equivalents at December 31, 2003 totaled $13.1 million, down 56% from $29.7 million at year-end 2002.

Cash from (used by) Operating Activities. Net cash used by operating activities totaled $772,000 in 2003, down from net cash used by operating activities of $2.1 million in the same period of 2002. This use of funds was caused primarily by the $1.7 million net cash used to purchase other assets of which included the $3 million purchase of BOLI (see additional discussion under “Noninterest Income”). Meanwhile, net cash used to pay accrued interest declined significantly due to the lower cost of funds in 2003 as compared to 2002.

Cash from (used by) Investing Activities. Net cash used by investing activities was $12 million during 2003, as compared to net cash provided by investing activities of $6.1 million in 2002. Net funding for new loans and investments in 2003 primarily came from the Company’s excess liquidity. During 2002, new loans were funded by sales, pay downs and maturities of securities. The Company experienced much less activity related to the sales of investment securities during 2003 compared to 2002.

Cash from (used by) Financing Activities. In 2003, net cash used by financial activities totaled $3.8 million, down from net cash used by financing activities of $5.6 million in 2002. This decline in cash used by financing activities was a result of an increase in borrowings of $13.3 million to offset the decrease in deposits of $15.5 million and the repurchase of the Company’s preferred stock of $2.35 million (for additional information see discussion under Borrowings). In 2002, cash used by financing activities came mainly from the decrease in interest-bearing deposits of $8.4 million.

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

See Note 18 on page 53 of this report.

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

We are operating under regulatory orders that limit our ability to grow our business, to extend and maintain loans, and to respond with as much flexibility as other financial institutions

On March 27, 2002 we became subject to a supervisory directive issued by the Director of the Washington Department of Financial Institutions. That directive was amended (as so amended, the “Directive”) as of February 25, 2003 and February 24, 2004 as currently amended, the Directive imposes certain capital requirements and places various limitations on our operations, including:

•	temporarily limiting the Bank’s ability to declare or pay dividends, which will limit the Company’s ability to derive income from that subsidiary;

•	temporarily limiting the Bank’s maximum asset size to $180 million;

•	requiring the Bank’s Tier I Leverage Capital ratio to be maintained at 8% or greater and maintain a “well-capitalized” designation as defined by FDIC regulations; and

•	requiring the Bank to discuss certain growth, earnings and capital augmentation strategies in its strategic and capital plans and continuously monitor its progress in achieving its goals.

The Directive will stay in place at least until the next examination date which we anticipate to be during the fourth quarter of 2004. Failure to comply with the Directive would cause continued restriction of our growth, among other penalties.

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

Our earnings depend upon the spread between the interest rate we receive on loans and securities and the interest rates we pay on deposits and borrowings if interest rates shift our business may be impacted more severely than would be experienced in a diversified business.

Our earnings are impacted by changing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities, and rates paid on deposits and borrowings. The relationship between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, our interest rate spread could be expected to decrease during times of rising interest rates and, conversely, to increase during times of falling interest rates. This shift in our interest rate exposure is largely contributable to the current low interest rate environment in which many borrowers preferred fixed rate loans instead of prime based or other adjustable rate products. Exposure to interest rate risk is managed by monitoring the re-pricing frequency of the Bank’s rate-sensitive assets and rate-sensitive liabilities over any given period. Although we believe our current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse affect on our business, financial condition and results of operations.

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

A source of risk arises from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially affect our results of operations, and the Directive noted, among other things, that our previous credit administration procedures may have been inadequate. We have therefore been required to adopt measures to address regulatory concerns, and if these measures are not sufficient, we may face additional regulatory action or may experience additional loan charge-offs or reserves.

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

In order to control interest rate risk in a rising interest rate environment, our philosophy is to lengthen the average maturity of our liabilities through term advances and offering longer-term time certificates of deposit and emphasize the pricing of new loans on a floating rate basis, when possible, in order to achieve a more asset sensitive position, therefore, allowing quicker repricings and maximizing net interest margin. Conversely, in a declining interest rate environment, our philosophy is to lengthen the average maturity of the investment portfolio and emphasize fixed rate loans, thereby becoming more liability sensitive. In each case, the goal is to exceed our targeted net interest margin range without exceeding earnings risk parameters.

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

The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of our interest-earning assets and interest-bearing liabilities at December 31, 2003. The amounts in the table are derived from internal data based upon regulatory reporting formats and, therefore, may not be wholly consistent with financial information appearing elsewhere in the audited financial statements that have been prepared in accordance with generally accepted accounting principles. The amounts shown below could also be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits and competition.

	December 31, 2003 Estimated Maturity or Repricing
(Dollars in thousands)	0-3 months	4-12 months	1-5 years	Thereafter	Total
Interest-earning assets
Interest-earning deposits	$5,010	$257	$—	$—	$5,267
Federal funds sold	4,425	—	—	—	4,425
Investment securities	4,170	2,572	3,863	16,755	27,360
Loans	55,378	8,374	49,811	3,798	117,361

Total interest-earning assets	$68,983	$11,203	$53,674	$20,553	$154,413

Percent of total interest-earning assets	44.67%	7.26%	34.76%	13.31%	100.00%

Interest-bearing liabilities
Deposits
NOW, savings and money market accounts	$42,547	$—		$—	$42,547
Time deposits	28,083	44,522	3,714	—	76,319
Other short-term borrowed funds	7,640	378	6,302	—	14,320

Total interest-bearing liabilities	$78,270	$44,900	$10,016	$—	$133,186

Percent of total interest-earning assets	50.69%	29.08%	6.49%	0.00%	86.25%

Rate Sensitivity Gap	$(9,287)	$(33,697)	$43,658	$20,553	$21,227
Cumulative rate sensitivity gap	$(9,287)	$(42,984)	$674	$21,227	$—
Cumulative gap as percentage of total assets	-5.74%	-26.55%	0.42%	13.11%	—
Total assets					$161,869

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

Based on the results of the simulation models at December 31, 2003, we expect a decrease in net interest income of $135,000 and an increase of $291,000 in net interest income over a 12-month period, if interest rates increased or decreased a gradual 100 basis points, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Certified Public Accountants

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders

Pacifica Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of Pacifica Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the periods ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacifica Bancorp, Inc. and Subsidiary as of December 31, 2003 and 2002 and the results of their operations and cash flows for each of the three years in the periods ended December 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

Bellingham, Washington

February 27, 2004

PACIFICA BANCORP, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2003 AND 2002

(Dollars in thousands)	December 31, 2003	December 31, 2002
ASSETS
Cash and due from banks	$3,658	$3,144
Interest-bearing cash	5,010	13,489
Federal funds sold	4,425	13,080

Total cash and cash equivalents	13,093	29,713
Interest-bearing deposits in banks	257	657
Securities available-for-sale, at fair value	27,360	22,518
Correspondent bank stock, at cost	554	133

Total investments	28,171	23,308
Loans	116,770	109,735
Less allowance for loan losses	(2,230)	(2,919)

Total loans, net	114,540	106,816
Bank premises and equipment, net	2,019	2,609
Accrued interest receivable	762	778
Other	3,284	1,464

Total other assets	6,065	4,851

TOTAL ASSETS	$161,869	$164,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$14,846	$13,961
Interest-bearing	118,866	134,359

Total deposits	133,712	148,320
Accrued interest payable	615	948
Other accrued liabilities	608	272
Other borrowings	14,320	972

Total other liabilities	15,543	2,192
Mandatory redeemable preferred stock	—	2,000

Total liabilities	149,255	152,512

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued and outstanding at December 31, 2003 and 2,350 shares issued and outstanding at December 31, 2002	—	350
Common stock, no par value, 10,000,000 shares authorized, 3,233,008 and 3,260,368 shares issued and outstanding at December 31, 2003 and December 31, 2002, respectively	15,914	16,054
Accumulated deficit	(3,093)	(4,271)
Accumulated other comprehensive income (loss), net of tax	(207)	43

Total stockholders’ equity	12,614	12,176

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$161,869	$164,688

See accompanying notes to these consolidated financial statements.

PACIFICA BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	(Dollars in Thousands, except for per share amounts)
	2003	2002	2001
INTEREST
Loans, including fees	$7,985	$8,607	$10,209
Investments and interest-bearing deposits	1,464	1,452	1,965
Federal funds sold	105	62	133

Total interest income	9,554	10,121	12,307

INTEREST EXPENSE
Deposits	2,635	4,144	6,993
Borrowings	69	3	28
Mandatory redeemable preferred stock	115	74	—

Total interest expense	2,819	4,221	7,021

NET INTEREST INCOME	6,735	5,900	5,286
PROVISION/(RECOVERY) FOR LOAN LOSSES	(900)	(603)	4,642

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,635	6,503	644

NONINTEREST INCOME
Service fees	152	117	102
Foreign trade fees	269	250	228
Other income	243	156	172
Net gain on sale of investments	159	43	969
Previously unrealized gains on derivatives reclassified into earnings	—	—	280
Net gain on sale of derivatives	—	—	483

Total noninterest income	823	566	2,234

NONINTEREST EXPENSES
Salaries and employee benefits	3,813	3,670	3,110
Occupancy and equipment	1,298	1,102	886
Professional services	272	318	312
State business taxes	156	192	185
Data processing	162	179	86
Loan collection	153	158	156
FDIC assessment	167	144	23
Insurance expense	107	66	37
Loss on impaired assets	130	—	—
Loss on disposal of equipment and lease termination cost	108	—	—
Other expenses	726	679	781

Total noninterest expenses	7,092	6,508	5,576

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,366	561	(2,698)
Loss from discontinued operations	(157)	(453)	(267)

NET INCOME (LOSS)	1,209	108	(2,965)
Less perpetual preferred stock dividends	(31)	(14)	—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$1,178	$94	$(2,965)

NET INCOME (LOSS) PER SHARE AVAILABLE TO COMMON SHAREHOLDERS
Basic	$0.36	$0.03	$(0.91)

Diluted	$0.36	$0.03	$(0.91)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	3,259,147	3,260,368	3,265,961

Diluted	3,263,196	3,319,275	3,265,961

See accompanying notes to these consolidated financial statements.

PACIFICA BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	Preferred Stock		Common Stock		Capital Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss) Net of Tax	Total Stockholders’ Equity	Comprehensive Income (Loss)
(In Thousands)	Shares	Amount	Shares	Amount
BALANCE, December 31, 2000			1,629,104	$8,145	$8,145	$(1,400)	$736	$15,626
Comprehensive income
Net loss						(2,965)		(2,965)	$(2,965)
Other comprehensive income
Change in unrealized gains (losses) on available-for-sale securities, net of tax effects of ($179)							(348)	(348)	(348)
Change in unrealized gains (losses) on cash flow hedge net of tax effects of ($145)							(280)	(280)	(280)

Total comprehensive income (loss)									$(3,593)

Common stock split (2-for-1, $0 par value)			1,629,104	8,145	(8,145)
Common stock retired			(40,920)	(452)				(452)
Stock options exercised			43,080	216				216

BALANCE, December 31, 2001			3,260,368	16,054	—	(4,365)	108	11,797
Comprehensive income
Net income						108		108	$108
Other comprehensive income
Change in unrealized gains (losses) on available-for-sale securities, net of tax effects of ($33)							(65)	(65)	(65)

Total comprehensive income (loss)									$43

Preferred stock issued	350	$350						350
Preferred stock dividends accrued	—	—	—	—	—	(14)	—	(14)

BALANCE, December 31, 2002	350	350	3,260,368	16,054	—	(4,271)	43	12,176

Comprehensive income
Net income						1,209		1,209	$1,209
Other comprehensive income
Change in unrealized gains (losses) on available-for-sale securities, net of tax effects of ($129)							(250)	(250)	(250)

Total comprehensive income (loss)									$959

Common stock repurchased			(34,360)	(175)	—			(175)
Stock options exercised			7,000	35				35
Preferred stock repurchased	(350)	(350)						(350)
Preferred stock dividends accrued and paid	—	—	—	—	—	(31)	—	(31)

BALANCE, December 31, 2003	—	$—	3,233,008	$15,914	$—	$(3,093)	$(207)	$12,614

See accompanying notes to these consolidated financial statements.

PACIFICA BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

Increase (Decrease) In Cash

	(In Thousands)
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,209	$108	$(2,965)
Adjustments to reconcile net income (loss) to net cash flows from operating activities
Provision for loan losses	(900)	(603)	4,642
Net amortization (accretion) of securities	125	48	97
Realized gain on sale of available-for-sale securities, net	(159)	(43)	(969)
Realized gain on sale of derivatives	—	—	(763)
Loss on sale of fixed assets	10	—	—
Impairment provision - bank premises	130	—	—
Correspondent bank stock dividends	(10)	(14)	(18)
Depreciation	480	472	390
Changes in operating assets and liabilities
Accrued interest receivable	16	216	(35)
Other assets	(1,713)	(1,231)	(152)
Accrued interest payable	(333)	(1,035)	271
Other liabilities, net	373	(6)	95

Net cash flows from (used by) operating activities	(772)	(2,088)	593

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing deposits in banks	400	200	700
Purchases of available-for-sale investment securities	(38,152)	(46,664)	(95,412)
Proceeds from sales, maturities and principal payments of available-for- sale securities	32,964	57,220	80,242
Proceeds from sale of derivatives	—	—	763
Purchases of correspondent bank stock	(413)	—	—
Net change in loans	(6,824)	(3,865)	(2,898)
Redemption of Federal Home Loan Bank stock	2	154	—
Proceeds from disposal of premises and equipment	—	8	—
(Additions) to premises and equipment	(30)	(963)	(1,324)

Net cash flows from (used by) investing activities	(12,053)	6,090	(17,929)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in noninterest-bearing deposits	885	774	4,191
Increase (decrease) in interest-bearing deposits	(15,493)	(8,423)	31,366
Increase (decrease) in other borrowings	13,348	(346)	942
Repurchase of common stock	(175)	—	(452)
Proceeds from issuance of mandatory redeemable preferred stock	—	2,000	—
Proceeds from issuance of preferred stock	—	350	—
Proceeds from exercise of stock options	35	—	216
Dividends of perpetual preferred stock	(45)	—	—
Redemption of mandatory redeemable preferred stock	(2,000)	—	—
Redemption of perpetual preferred stock	(350)	—	—

Net cash flows from (used by) financing activities	(3,795)	(5,645)	36,263

NET CHANGE IN CASH AND CASH EQUIVALENTS	(16,620)	(1,643)	18,927
CASH AND CASH EQUIVALENTS, beginning of year	29,713	31,356	12,429

CASH AND CASH EQUIVALENTS, end of year	$13,093	$29,713	$31,356

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$3,152	$5,256	$6,750

Cash paid (tax refund) during the period for income taxes	$—	$(100)	$100

Dividends on perpetual preferred stock to be paid	$—	$14	$—

See accompanying notes to these consolidated financial statements.

PACIFICA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – Pacifica Bancorp, Inc. (the “Company”), through its wholly-owned subsidiary, Pacifica Bank (the “Bank”) provides a full range of commercial and mortgage lending services as well as banking services to individuals and small-to-medium sized businesses through its offices in Bellevue and Seattle, Washington. The Company is subject to significant competition from other financial institutions. The Company is also subject to the regulations of certain Federal and State of Washington agencies and undergoes periodic examinations by those regulatory authorities.

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

Principles of Consolidation – For the years ended December 31, 2003, 2002 and 2001, the consolidated financial statements include the accounts of Pacifica Bancorp, Inc., and its wholly-owned subsidiary, Pacifica Bank. Due to the closure of Pacifica Mortgage effective March 31, 2003, operating results for Pacifica Mortgage were reported as “loss from discontinued operations” for the year ended December 31, 2003. All material intercompany balances and transactions have been eliminated. For the year ended December 31, 2000 the financial statements include Pacifica Bank only.

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

Interest bearing cash represents funds on deposit in a demand account with the Federal Home Loan Bank of Seattle in the amount of $5 million and $13.5 million as of December 31, 2003 and 2002, respectively.

PACIFICA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Included in cash and due from banks are legally reserved amounts which are required to be maintained on an average basis in the form of cash and balances due from the Federal Reserve Bank and other banks. Average reserve requirements approximate $200,000 for the years ended December 31, 2003 and 2002, respectively.

Interest-bearing Deposits in Banks – Interest-bearing deposits in banks mature within one year and are carried at cost.

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

The Company had no held-to-maturity or trading securities at December 31, 2003 and 2002.

Federal Home Loan Bank Stock – The Bank’s investment in Federal Home Loan Bank (the “FHLB”) stock is carried at par value ($100 per share), which reasonably approximates its fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of outstanding FHLB advances. The Bank may request redemption at par value of any stock in excess of the amount the Bank is required to hold. Stock redemptions are at the discretion of the FHLB. At December 31, 2003, Pacifica Bank owned approximately $454,000 of FHLB stock.

Correspondent Bank Stock – The Bank’s investment in correspondent bank stock is carried at cost ($200 per share), which reasonably approximates its fair value. The $100,000 investment in correspondent bank stock represents an investment in common stock of a “Bankers’ Bank” of which Pacifica is a member. These shares are not traded on any exchanges and have no readily available market price. Any additional purchases of correspondent bank stock would be minimal.

Loans Held for Sale – Loans originated and intended for sale in secondary markets are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Gains or losses on the sale of such loans are based on the specific identification method. There were no loans held for sale at December 31, 2003 and 2002.

PACIFICA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Bank Premises and Equipment – Company premises and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets, which range from three to ten years. Total depreciation expense was $480,000, $472,000 and $390,000 at December 31, 2003, 2002, and 2001, respectively.

PACIFICA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Financial Instruments—Credit Related Financial Instruments – In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Advertising Costs – The Company expenses advertising costs as they are incurred. Total advertising expenses were $48,000, $34,000 and $76,000 in 2003, 2002, and 2001, respectively.

Stock Option Plans – The Company recognizes the financial effects of stock options under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Generally, stock options are issued at a price equal to the fair value of the Company’s stock as of the grant date. Under APB 25, options issued in this manner do not result in the recognition of employee compensation in the Company’s financial statements. Disclosures required by Statement of Financial Accounting Standards No. 123, Accounting For Stock-Based Compensation, are as follows. The pro forma information recognizes as compensation, the value of stock options granted using an option valuation model known as the Black-Scholes model. The estimated fair value for options issued in 2003, 2002, and 2001 is estimated at $350,000, $244,000 and $287,000, respectively.

The following assumptions were used to estimate the fair value of the options:

	2003	2002	2001
	(5 Year Vesting)	(5 Year Vesting)	(5 Year Vesting)
Weighted average risk-free interest rate	3.75%	4.35	5.03
Dividend yield rate	0.00%	0.00%	0.00%
Price volatility	31.06%	67.34	0.00%
Weighted average expected life of options	10 Years	10 Years	10 Years

PACIFICA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Management believes that the assumptions used in the option pricing model are highly subjective and represent only one estimate of possible value, as there is no active market for the options granted. The fair value of the options granted in 2003, 2002, and 2001 are allocated to pro forma earnings over the vesting period of the options. The pro forma effect on the Company’s earnings as a result of options issued in 2003, 2002, and 2001 is as follows:

	(In Thousands, except for per share amounts)
	2003 (Pro Forma)	2002 (Pro Forma)	2001 (Pro Forma)
Net income (loss) from Company operations	$1,209	$108	$(2,965)
Less accrued perpetual preferred stock dividends	(31)	(14)	—

Net income (loss) available to common shareholders	1,178	94	(2,965)
Additional compensation for fair value of stock options	(188)	(309)	(450)

Pro forma net income (loss) from Company operations	$990	$(215)	$(3,415)

Net income (loss) per share available to common shareholders
Basic
As reported	$0.36	$0.03	$(0.91)

Pro forma	$0.30	$(0.07)	$(1.05)

Diluted
As reported	$0.36	$0.03	$(0.91)

Pro forma	$0.30	$(0.07)	$(1.05)

The remaining unrecognized compensation for fair value of stock options was $276,000, $421,000 and $763,000 as of December 31, 2003, 2002 and 2001, respectively.

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

Segments – Pursuant to Statement of Financial Accounting Standards (SFAS) No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company has evaluated the requirements of this standard and has identified no reportable segments: Pacifica Bank is the sole wholly-owned subsidiary of Pacifica Bancorp, Inc. Disclosures required by this standard have not been included in the financial statements. For information related to the Parent Company’s financial statements see Note 17.

Reclassifications – Certain amounts in the prior year’s financial statements have been reclassified to conform to the 2003 presentation.

PACIFICA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

NOTE 2 – INVESTMENT SECURITIES

Carrying amounts and approximate fair values of investment securities are summarized as follows:

	(In Thousands)
	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses Greater Than 12 Months	Estimated Fair Value
Available-for-Sale Securities
U.S. Government agencies	$19,158	$—	$(340)	$—	$18,818
Mortgage-backed securities	3,995	—	(95)	(2)	3,898
Corporate debt securities	4,521	123	—	—	4,644

TOTAL INVESTMENT SECURITIES	$27,674	$123	$(435)	$(2)	$27,360

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. There are approximately 14 investment securities with unrealized losses. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

	(In Thousands)
	December 31, 2003			December 31, 2002
	Available-For-Sale Securities			Available-For-Sale Securities
	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
U.S. Government agencies
One year or less	$—	$—	—%	$14,956	$14,993	5.43%
Over 1 year through 5 years	988	984	3.61	—	—	—
After 5 years through 10 years	4,970	4,880	6.34	—	—	—
Over 10 years	13,200	12,953	6.13	—	—	—
Mortgage-backed securities
One year or less	199	196	5.05	—	—	—
Over 1 year through 5 years	1,856	1,806	4.83	789	789	4.38
After 5 years through 10 years	1,940	1,896	3.89	—	—	—
Over 10 years	—	—	—	—	—	—
Corporate debt securities
One year or less	3,522	3,572	4.96	2,206	2,210	4.75
Over 1 year through 5 years	999	1,073	6.15	4,500	4,526	6.60
After 5 years through 10 years	—	—	—	—	—	—

	$27,674	$27,360	5.68%	$22,451	$22,518	5.09%

PACIFICA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

NOTE 2 – INVESTMENT SECURITIES (Continued)

Proceeds from sales of investments and gross realized gains and losses on investment sales were as follows for the years ended December 31, 2003 and 2002.

	(In Thousands)
	2003	2002
Proceeds from sales and called investments	$28,473	$29,590

Gross gains realized on sales of investments	$179	$73

Gross losses realized on sales of investments	$20	$30

Investment securities with a fair value of approximately $22.7 and $15.9 million as of December 31, 2003 and 2002, respectively, were pledged to secure U.S. government and public deposits, and for other purposes as required by law.

NOTE 3 – LOANS

The major classifications of loans at December 31 are summarized as follows:

	(In Thousands)
	2003	2002	2001
Commercial	$33,106	$38,594	$41,673
Real estate – construction	24,137	23,112	26,071
Real estate – mortgage	59,069	47,477	35,864
Consumer and other	1,049	957	2,665

	117,361	110,140	106,273
Less deferred loan fees	(591)	(405)	(395)

Total loans	$116,770	$109,735	$105,878

Contractual maturities of loans as of December 31, 2003, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay loans with or without prepayment penalties.

	(In Thousands)
	Within One Year	One to Five Years	After Five Years	Total
Contractual Maturities
Commercial	$414	$24,075	$8,617	$33,106
Real estate – construction	2,718	21,299	120	24,137
Real estate – mortgage	—	18,999	40,070	59,069
Consumer and other	2	1,016	31	1,049

Total	$3,134	$65,389	$48,838	$117,361

Variable interest rate loans maturing after one year are $76.3 million and $17.0 million at December 31, 2003 and 2002, respectively, and fixed interest rate loans maturing after one year are $37.9 million and $32.6 million, respectively, as of such dates.

PACIFICA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

NOTE 3 – LOANS (Continued)

The Bank initiated interest rate floors on certain variable rate loans during 2002 and throughout 2003, ranging from approximately 5.5% to 7.0% depending on maturity of the loans. The Bank does not offer interest rate caps on its variable rate loans.

The allowance for loan losses at December 31 and changes during the period are as follows:

	(In Thousands)
	2003	2002	2001
Balance, beginning of year	$2,919	$3,530	$1,306
Charge-offs	(287)	(2,141)	(2,559)
Recoveries	498	2,133	141
Provision (credited) charged to operating expenses for loan losses	(900)	(603)	4,642

Balance, end of year	$2,230	$2,919	$3,530

A summary of impaired loans is as follows:

	(In Thousands)
	2003	2002	2001
Impaired loans	$674	$110	$4,028

Average balance of impaired loans	$1,389	$6,490	$8,274

Allowance for loan losses related to impaired loans	$489	$1	$850

Nonaccruing loans	$—	$110	$2,161

Interest income collected on impaired loans and nonaccruing loans	$91	$418	$556

The Company had $674,000 of impaired loans as of December 31, 2003. Impaired loans are made up of one loan which is currently in compliance with the terms of the loan but with which management has concerns about an adequate source of repayment. At December 31, 2003, the Company had specific reserves for this loan of $489,000 and collateral comprising of real-estate with a value of $185,000.

A summary of past due loans follows:

	(In Thousands)
	30 to 89 Days Past Due and Still Accruing	90 Days or More Past Due and Still Accruing
December 31, 2003	$884	$—

December 31, 2002	$2,364	$104

December 31, 2001	$2,804	$—

PACIFICA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

Note 4 – Bank Premises and Equipment

Bank premises and equipment at December 31 are classified as follows:

	(In Thousands)
	2003	2002
Leasehold improvements	$1,707	$1,705
Furniture and fixtures	934	950
Office equipment	309	304
Computer software	563	553
Computer equipment	568	539

	4,081	4,051
Less accumulated depreciation and amortization	(2,062)	(1,442)

	$2,019	$2,609

NOTE 5 – DEPOSITS

Deposits as of December 31 consisted of the following:

	(In Thousands)
	2003	2002
Savings accounts	$603	$312
Certificates of deposit under $100,000	13,397	15,455
Certificates of deposit equal to or greater than $100,000	62,922	72,721
Demand accounts
Noninterest-bearing	14,846	13,961
Interest-bearing	6,997	14,738
Money market accounts	34,947	31,133

	$133,712	$148,320

At December 31, 2003, scheduled maturities of certificates of deposit are as follows:

Year Ending December 31,	(In Thousands)
2004	$72,605
2005	3,267
2006	397
2007	—
2008	50

$76,319

PACIFICA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

NOTE 6 – OTHER BORROWINGS

At December 31, 2003 and 2002, Pacifica had liabilities to the U.S. Treasury in the amount of $6,000 and $163,000, respectively, representing the Treasury Tax and Loan note balance and is collateralized by a $113,000 and $171,000 pledged security, respectively.

The Company renewed a $3 million, one-year revolving line of credit with a bank in November 2002 which was replaced in September 2003. The new revolving line of credit is a $3.5 million line with an 18 month term. The line of credit matures in March of 2005 and is collateralized by the Bank’s stock and subject to certain restrictive covenants including, among others, requirements with regards to capital ratios, loan loss reserve ratios and lender’s prior approval on certain transactions. The Company was in compliance with all of these covenants at December 31, 2003. Interest on this line is at the bank’s prime rate plus 0.50% and is paid quarterly. Borrowings under these lines of credit totaled $2.5 million and $809,000 at December 31, 2003 and 2002, respectively. The Company used the new line of credit to repurchase all outstanding preferred stock.

At December 31, 2003, the Company had additional short-term funding sources available totaling $29.6 million with variable interest rates and collateralized by $22.9 million of investment securities. There were $9.8 million outstanding under these agreements as of December 31, 2003.

At December 31, 2003, the Company had additional short-term funding sources available totaling $15.9 million with variable interest rates up to 1.63% and collateralized by $15.7 million of investment securities. There were no borrowings outstanding under these agreements as of December 31, 2003.

NOTE 7 – INCOME TAXES

A reconciliation of the effective income tax rate with the federal statutory tax rate is as follows:

	(In Thousands)
	2003		2002		2001
	Amount	Rate	Amount	Rate	Amount	Rate
Income tax provision at statutory rate	$411	34.0%	$37	34.0%	$(1,008)	(34.0)%
Increase (decrease) in tax resulting from:
Tax-exempt interest	—	—	—	—	(18)	(0.6)
Non-qualified stock options	(1)	—	—	—	(38)	(1.3)
Increase in cash surrender value of life insurance	(30)	(2.4)	—	—	—	—
Disallowed expenses	5	0.4	25	23.0	17	0.6
Other	(5)	(0.4)	(26)	(24.0)	12	0.4
Adjustments to deferred tax asset valuation allowance	(381)	(31.0)	(36)	(33.0)	1,035	34.9

	$—	—%	$—	—%	$—	—%

PACIFICA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

NOTE 7 – INCOME TAXES (Continued)

Total deferred tax assets and liabilities as of December 31, 2003 are as follows:

	(In Thousands)
	2003	2002
Deferred Tax Assets
Unamortized preopening expenditures	$4	$65
Net operating loss carryforward	761	1,066
Allowance for possible loan losses in excess of tax reserves	552	736
Other deferred tax assets	22	26

Total deferred assets	1,339	1,893

Deferred Tax Liabilities
Deferred loan fees for tax purposes in excess of deferred amounts for financial reporting purposes	(87)	(77)
Tax effect of unrealized gains on available-for-sale securities	(107)	(22)
Bank premises and equipment	(23)	(163)
Other deferred tax liabilities	(42)	(86)

Total deferred liabilities	(259)	(348)

Net deferred tax asset	1,080	1,545
Less valuation allowance on net deferred tax asset	(1,187)	(1,567)

Net deferred tax liability	$(107)	$(22)

The Company has not recognized a net deferred tax asset due to the uncertainty surrounding their ultimate value to the Company, and accordingly, management has reduced net deferred tax assets by a valuation allowance.

The Company has net operating loss carryforwards totaling $2,240,000 that may be utilized to offset future federal taxable income. Net operating loss carryforwards will expire as follows:

Year Ending December 31,	(In Thousands)
2018	$—
2019	—
2021	345
2022	1,895

$2,240

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

PACIFICA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

NOTE 8 – STOCKHOLDERS’ EQUITY (Continued)

As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I (as defined) capital to average assets (as defined).

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.

	(Amounts In Thousands)
	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2003

Total Risk-based Capital Ratio
Consolidated	$14,463	11.06%	$10,461	≥	8.00%	$13,077	≥	10.00%
Pacifica Bank	$17,028	13.02%	$10,463	≥	8.00%	$13,078	≥	10.00%
Tier I Risk-based Capital Ratio
Consolidated	$12,821	9.80%	$5,233	≥	4.00%	$7,850	≥	6.00%
Pacifica Bank	$15,386	11.77%	$5,229	≥	4.00%	$7,843	≥	6.00%
Tier I Leverage Ratio
Consolidated	$12,821	8.27%	$6,201	≥	4.00%	$7,752	≥	5.00%
Pacifica Bank	$15,386	9.94%	$6,192	≥	4.00%	$7,739	≥	5.00%
As of December 31, 2002

Total Risk-based Captial Ratio
Consolidated	$15,350	11.98%	$10,248	≥	8.00%	$12,810	≥	10.00%
Pacifica Bank	$15,196	11.99%	$10,138	≥	8.00%	$12,673	≥	10.00%
Tier I Risk-based Capital Ratio
Consolidated	$12.132	9.47%	$5,124	≥	4.00%	$7,686	≥	6.00%
Pacifica Bank	$13,595	10.73%	$5,069	≥	4.00%	$7,604	≥	6.00%
Tier I Leverage Ratio
Consolidated	$12,132	7.81%	$6,215	≥	4.00%	$7,769	≥	5.00%
Pacifica Bank	$13,595	8.80%	$6,181	≥	4.00%	$7,726	≥	5.00%

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

The FDIC and the Department conducted a joint examination in late 2002 and acknowledged improvement in the condition of the Bank. The regulators determined that the Bank should remain subject to a supervisory directive at least until the next regulatory examination. As a result, the Bank became subject to a revised Supervisory Directive (the “Directive”) dated February 25, 2003.

PACIFICA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

NOTE 8 – STOCKHOLDERS’ EQUITY (Continued)

The FDIC and the State conducted a joint examination in November 2003 and again acknowledged the progress the Bank has made. The regulators determined that the Bank should continue to remain subject to a revised supervisory directive at least until the next regulatory examination. As a result, effective February 24, 2004, a Supervisory Directive (“Directive”) was issued that modified and replaced the previous two supervisory directives issued on March 27, 2002 and February 25, 2003, respectively.

The revised Directive addresses a number of issues related to the Bank’s growth, earnings, and capital, by:

•	temporarily limiting the Bank’s ability to declare or pay dividends;

•	temporarily limiting the Bank’s maximum asset size to $180 million;

•	requiring the Bank’s Tier 1 Leverage Capital ratio to be maintained at 8% or greater; and maintain a “well-capitalized” designation as defined by FDIC regulations; and

1.	requiring the Bank to discuss certain growth, earnings and capital augmentation strategies in its strategic and capital plans and continuously monitor its progress in achieving its goals.

The regulators have informed us that the Supervisory will remain in place until we have met its requirements. The Board of Directors and management fully expect to be in compliance with the Directive throughout the year.

Preferred Stock – The Company is authorized to issue up to 3,000,000 shares of no par value preferred stock. The Board of Directors has the authority to determine the rights and privileges to be granted to holders of preferred stock. In June 2002, the Company commenced an offering of up to 8,000 shares of its Series A Preferred Stock, designated as a combination of Series A-1 Perpetual Cumulative Preferred Stock (the “Perpetual Preferred”) and Series A-2 Five-Year Cumulative Mandatory Redeemable Preferred Stock (the “Limited Life Preferred”). The Series A Preferred Stock was offered at $1,000 per share, in a private placement to accredited investors, sophisticated investors, and non-U.S. persons. The Perpetual Preferred pays an initial annual cash dividend of 9.8% adjusted bi-annually to the equivalent of the current U.S. 30-year Treasury Bond yield plus 400 basis points. The Limited Life Preferred pays an initial annual cash dividend of 8.8% adjusted bi-annually to the equivalent of the current U.S. 30-year Treasury Bond yield plus 300 basis points. The first bi-annual adjustment occurred on January 1, 2003, based on a current U.S. 30-year Treasury Bond yield of 4.78%. The Series A Preferred Stock is entitled to receive a liquidation amount equal to the original purchase price, plus any accrued but unpaid dividends. The Series A Preferred Stock is non-voting, except for certain matters relating to the Company’s Articles of Incorporation. The Limited Life Preferred is accounted for as subordinated debt while the Perpetual Preferred is accounted for as equity capital.

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

PACIFICA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

NOTE 8 – STOCKHOLDERS’ EQUITY (Continued)

On September 30, 2003, the Company redeemed the outstanding balance of the Limited Life Preferred Stock in entirety with proceeds from a $2 million borrowing from a correspondent bank. On December 29, 2003, the Company redeemed the outstanding balance of the Perpetual Preferred in entirety with proceeds from a $350,000 borrowing from a correspondent bank. The Company also paid accrued dividends on the Limited Life Preferred Stock and the Perpetual Preferred Stock in the amounts of $15,000 and $38,000, respectively. The Company no longer has any outstanding preferred stock. See additional discussion under Other Borrowings.

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

During 2003, the Company granted 151,489 options to purchase shares, including 40,000 to outside Directors at $4.73 per share with a vesting period of three years, 51,939 at $5.10 per share to certain existing employees whose option price was in excess of $8.25 per share with vesting periods to be simultaneous with their original grants, and 59,550 to new hires at various prices with a vesting period of five years. Prices for the options granted during the year range from $3.90 to $5.10. All options were offered at fair market prices at the time of the grant.

Stock option transactions were:

	Options Available for Grant	Granted Options for Common Stock	Weighted Average Exercise Price of Shares Under Plan
BALANCE, December 31, 2000	65,800	890,120	$5.52
Authorized	—	—	—
Granted	(114,668)	114,668	10.26
Exercised	—	(43,080)	5.00
Expired/Forfeited	60,820	(60,820)	7.74

BALANCE, December 31, 2001	11,952	900,888	6.00
Authorized	200,000	—	—
Granted	(113,550)	113,550	6.91
Exercised	—	—	—
Expired/Forfeited	160,870	(160,870)	6.85

BALANCE, December 31, 2002	259,272	853,568	5.94
Authorized	—	—	—
Granted	(151,489)	151,489	4.69
Exercised	—	(7,000)	5.00
Expired/Forfeited	234,850	(234,850)	6.49

BALANCE, December 31, 2003	342,633	763,207	$5.79

PACIFICA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

NOTE 9 – STOCK OPTION PLAN (Continued)

The following table summarizes information concerning currently outstanding and exercisable options:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.9-$4.8	80,850	9.43 years	$4.38	—	$—
$5-$8.5	558,159	5.29 years	$5.00	470,158	$5.04
$9.25-$9.5	58,680	6.25 years	$9.25	35,208	$9.25
$10-$11	65,518	7.68 years	$10.22	24,368	$10.24

NOTE 10 – EMPLOYEE BENEFIT PLAN

All regular full-time and part-time employees are eligible to participate in the Company’s 401(k) Plan (the “Plan”). Participation in the Plan begins on the first day of the month following the date of hire. Plan participants may contribute up to 15% of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to 100% of an employee’s contribution, up to 4% of his/her compensation. Matching contributions are vested immediately for employees hired prior to May 2002 and over a three year vesting period for employees hired on or after May 1, 2002, with 25% vesting after one year of employment, 50% vesting after two years, and 100% vesting after three years. Total 401(k) matching contributions totaled $103,000, $126,000 and $92,000 during 2003, 2002, and 2001, respectively.

NOTE 11 – LEASE COMMITMENTS

Operating Lease Commitments – The Company leases its office premises for its operations. The Bellevue office space lease was entered into in 1998 and was amended in 2000, 2001, 2002 and 2003. The lease expires on August 31, 2007. The Company has, at its option the right to renew the lease for two additional five-year terms at rates to be mutually determined. The Company also entered into a lease agreement for the Seattle office space in June 2001. The Seattle lease agreement expires on April 29, 2011. Rental expense charged to operations was $685,000, $676,000 and $489,000 for the years ended 2003, 2002 and 2001, respectively. The Company has also sublet certain leased premises through September 2007 at an average monthly rental of $4,645. Future monthly rent for the leased space is detailed in the table below:

Year Ending December 31,	(In Thousands)
2004	$621
2005	625
2006	647
2007	502
2008	200
Thereafter	466

$3,061

PACIFICA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

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

The aggregate balances and activity are as follows:

	(In Thousands)
	2003	2002	2001
Balance, beginning of year	$741	$867	$1,416

New loans or advances	816	825	1,297

Repayments	(1,133)	(951)	(1,846)

Balance, end of year	$424	$741	$867

Interest earned on loans	$25	$46	$76

Deposits from related parties totaled $1.2 million and $739,000 at December 31, 2003 and 2002, respectively.

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

PACIFICA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

NOTE 14 – FINANCIAL INSTRUMENTS (Continued)

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

The Company has not been required to perform on any financial guarantees. The Company has not incurred any losses on its commitments in 2003 and 2002.

Derivative Instruments and Hedging Activities – As part of the Company’s asset/liability management, the Company may use interest rate swaps to hedge interest rate exposure. Interest rate swaps are contracts in which a series of interest rate flows in a single currency are exchanged over a prescribed period. The notional amounts are amounts on which calculations of payments are based. Notional amounts do not represent direct credit exposure. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any.

During October 2000, the Bank entered into one $10 million notional amount of two-year and another $10 million notional amount of five-year interest rate swap agreements with the objective of stabilizing cash flows, and accordingly, net interest income, over time. The swaps were intended to hedge a portion of the Bank’s variable loans. The swap agreements provided for the Bank to receive a fixed rate of interest and pay an adjustable rate. The swaps were accounted for as cash flow hedges under SFAS No. 133 and 138. The swaps were deemed to be effective and all changes in the fair value of the hedge were recorded in other comprehensive income with no impact on the income statement for any ineffective portion. During April 2001, the Company sold the interest rate swaps and realized a gain of $763,000. No interest rate swap contracts were entered into subsequent to the settlement of contracts in April 2001.

The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed and approved by management.

A summary of the notional amounts of the Company’s financial instruments with off-balance sheet risk at December 31, 2003 follows:

Notional Amount (In Thousands)
Commitments to extend credit	$29,968

Commercial and standby letters of credit	1,368

$31,336

PACIFICA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

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

Correspondent Bank Stock – Correspondent Bank Stock includes both Federal Home Loan Bank stock and Bankers’ Bank stock. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank. The carrying value of Bankers’ Bank stock are based on the cost or amortized value due to the limited market for this type of stock. Banks are the primary shareholders of Bankers’ Bank stock.

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

Mandatory Redeemable Preferred Stock – The carrying amount of mandatory redeemable preferred stock is considered a reasonable estimate of their fair value due to semi-annual repricing provisions.

PACIFICA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

NOTE 15 – DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2003 and 2002, are as follows:

	(In Thousands)
	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and due from banks	$8,668	$8,668	$16,633	$16,633
Federal funds sold	4,425	4,425	13,080	13,080
Interest bearing deposits	257	257	657	657
Investment securities	27,360	27,360	22,518	22,518
Correspondent Bank stock	554	554	133	133
Loans	114,540	117,224	106,816	107,287
Accrued interest receivable	762	762	778	778

Financial Liabilities
Demand, money market and savings deposits	57,393	52,540	60,144	60,144
Time deposits	76,319	75,688	88,176	87,062
Accrued interest payable	615	615	948	948
Other borrowings	14,320	13,371	972	972
Mandatory redeemable preferred stock	—	—	2,000	2,000
Perpetual preferred stock	—	—	350	350

NOTE 16 – EARNINGS PER SHARE

The numerators and denominators of basic and diluted earnings (loss) per share are as follows:

	(Dollars in Thousands, except for per share amounts)
	2003	2002	2001
Net income (loss) (numerator)	$1,209	$108	$(2,965)
Less accrued perpetual preferred stock dividends	(31)	(14)	—

Net income (loss) available to common shareholders	$1,178	$94	$(2,965)

Shares used in the calculation (denominator)
Weighted average shares outstanding	3,259,147	3,260,368	3,265,961
Effect of dilutive stock options	4,049	58,907	—

Diluted shares	3,263,196	3,319,275	3,265,961

Net income (loss) per share available to common shareholders

Basic

(adjusted for stock splits effective January 1, 2001)	$0.36	$0.03	$(0.91)

Diluted

(adjusted for stock splits effective January 1, 2001)	0.36	$0.03	$(0.91)

At December 31, 2003, 2002, and 2001, there were options to purchase 763,207, 836,568, and 445,060 shares of common stock outstanding. As of December 31, 2003, 2002, and 2001, options of 0, 176,448, and 12,000 were antidilutive and therefore not included in the computation of diluted net income (loss) per share available to common shareholders.

PACIFICA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

NOTE 17 – PARENT COMPANY (ONLY) FINANCIAL INFORMATION

	(In Thousands)
	2003	2002
Condensed balance sheet at December 31:
Cash and due from banks	$4	$24
Investments in subsidiaries	15,178	13,928
Due from related nonbank company	—	1,113
Other assets	14	12

Total assets	$15,196	$15,077

Accrued interest	$4	$78
Borrowings	2,508	809
Other liabilities	70	14

Total other liabilities	2,582	901
Mandatory redeemable preferred stock	—	2,000

Total liabilities	2,582	2,901

Stockholders’ equity	12,614	12,176

Total liabilities and stockholders’ equity	$15,196	$15,077

Condensed statement of operations for the years ended December 31:

	(In Thousands)
	2003	2002
Income
Interest	$1	$59
Other income	154	179
Dividend from subsidiary	—	75

Total income	155	313

Expenses
Interest	138	133
Professional services	153	182
Loss from impaired assets	130	—
Other	133	30

Total expenses	554	345

Loss before equity in undistributed income of subsidiaries	(399)	(32)
Equity in undistributed income of subsidiaries	1,765	593

Net income (loss) from continuing operations	1,366	561

Less loss from discontinued operations	(157)	(453)

Net income (loss)	1,209	108

Less accrued perpetual preferred stock dividends	(31)	(14)

Net income (loss) available to common shareholders	$1,178	$94

PACIFICA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

NOTE 17 – PARENT COMPANY (ONLY) FINANCIAL INFORMATION (Continued)

Condensed statement of cash flows for the years ended December 31:

	(In Thousands)
	2003	2002
Cash flows from operating activities
Net income (loss)	$1,209	$108
Adjustments to reconcile net income (loss) to net cash flows from operating activities
Equity in undistributed income (loss) of subsidiaries	(1,765)	(140)
Net change in other assets	(2)	(12)
Net change in other liabilities	(4)	60

Net cash flows from operating activities	(562)	16

Cash flows from investing activities
Contribution of capital – bank subsidiary	(26)	(920)
Proceeds from liquidation of nonbank subsidiary	290	—
Contribution of capital – nonbank subsidiary	—	(1,000)
Increase in advances to nonbank subsidiary	1,113	(575)

Net cash flows from investing activities	1,377	(2,495)

Cash flows from financing activities
Proceeds from borrowings	5,612	1,949
Repayment of borrowings	(3,913)	(2,211)
Proceeds from issuance of mandatory redeemable preferred stock	—	2,000
Redemption of mandatory redeemable preferred stock	(2,000)	—
Proceeds from issuance of perpetual preferred stock	—	350
Redemption of perpetual preferred stock	(350)	—
Payment of preferred stock dividends	(44)	—
Proceeds from exercise of stock options	35	—
Repurchase of common stock	(175)	—

Net cash flows from financing activities	(835)	2,088

Net change in cash	(20)	(391)
Cash, beginning of year	24	415

Cash, end of year	$4	$24

NOTE 18 – NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (VIE). It defined a VIE as a corporation, partnership, trust, or any other legal structure used for the business purpose that either, a) does not have equity investors with voting rights or, b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. This interpretation will require a VIE to be consolidated or deconsolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual return. The provisions of interpretation No. 46 are required to be applied immediately to VIE’s created after January 31, 2003. The Company does not have any VIE and accordingly the implementation of the Interpretation did not result in an impact on its financial position or results of operations.

PACIFICA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

NOTE 19 – SELECTED QUARTERLY FINANCIAL DATA

	(In Thousands, except for per share amounts)
	Year Ended December 31, 2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Interest income	$2,367	$2,360	$2,385	$2,442
Interest expense	802	742	683	592

Net interest income	1,565	1,618	1,702	1,850
Provision for loan losses	—	(90)	—	(810)
Other income	201	227	184	211
Other expenses	1,535	1,717	1,660	2,180

Income before loss from discontinued operations	231	218	226	691
Loss from discontinued operations	(125)	(23)	(9)	—

Income before income taxes	106	195	217	691
Income taxes	—	—	—	—

Net income (loss)	106	195	217	691
Less accrued perpetual preferred stock dividends	(8)	(8)	(7)	(8)

Net income (loss) available to common shareholders	$98	$187	$210	$683

Net income (loss) per share available to common shareholders
Basic	$0.03	$0.06	$0.06	$0.21

Diluted	$0.03	$0.06	$0.06	$0.21

	(In Thousands, except for per share amounts)
	Year Ended December 31, 2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Interest income	$2,465	$2,609	$2,457	$2,590
Interest expense	1,227	1,106	1,028	860

Net interest income	1,238	1,503	1,429	1,730
Provision for loan losses	—	(500)	(103)	—
Other income	125	159	157	125
Other expenses	1,534	1,577	1,757	1,640

Income before loss from discontinued operations	(171)	585	(68)	215
Loss from discontinued operations	(88)	(104)	(97)	(164)

Income before income taxes	(259)	481	(165)	51
Income taxes	—	—	—	—

Net income (loss)	(259)	481	(165)	51
Less accrued perpetual preferred stock dividends	—	—	(4)	(10)

Net income (loss) available to common shareholders	$(259)	$481	$(169)	$41

Net income (loss) per share available to common shareholders
Basic	$(0.08)	$0.15	$(0.05)	$0.01

Diluted	$(0.08)	$0.14	$(0.05)	$0.01

PACIFICA BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

NOTE 20 – SIGNIFICANT FOURTH QUARTER ACCOUNTING ADJUSTMENTS

During 2003, we charged off two loans in the aggregate amount of $287,000 and received recoveries of $498,000. At December 31, 2003, the allowance for loan losses was $2.23 million, or 1.91% of total loans, compared to $2.92 million, or 2.67% of the total loans, at December 31, 2002. The $689,000 decrease from year-end 2002 represents net recoveries from previously charged off loans of $211,000 and the transfer of excess funds of $900,000 from the allowance for loan loss reserve account into earnings. The majority of this transfer occurred during the fourth quarter of 2003 in the amount of $810,000. The significant improvement in asset quality during 2003 has reduced the reserve requirement for our loan portfolio. Management believes the current balance of the allowance for loan losses is adequate to provide against current potential losses that are reasonably likely in light of our current loan portfolio and existing, expected economic conditions.

The Company incurred miscellaneous losses of $108,000 during 2003 resulting from the lease termination losses from the subleases and the disposal of the furniture previously occupied by the Bank office. As part of the sublease of the Bank space, the Company sold its furniture associated with the sublease space to the lessee at a loss of $10,000. The Company implemented the Financial Accounting Standards Board’s Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. As a result, the Company recognized a lease termination cost of $98,000 during the fourth quarter, representing the sublease income shortfalls as compared to the lease payment the Company is liable for. The associated accretion expense will be recognized monthly for the remainder of the lease term and will reduce the Company’s future occupancy expense.

Upon the closure of its wholly owned subsidiary, Pacifica Mortgage, leasehold improvements and furniture for the Mortgage Company space were transferred to the Bancorp. Fixed assets which can be utilized by the Bank were then transferred from the Bancorp to the Bank as a capital contribution. The Company deemed the leasehold improvements and furniture items impaired and wrote off the assets in the fourth quarter of 2003 according to FASB No. 144 and 147 which are related to accounting for the impairment or disposal of long-lived assets. Impairment totaled approximately $130,000, representing the net book value of the assets being written off.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, are responsible for establishing and maintaining disclosure controls and procedures for the Company and its subsidiaries. Management has designed such controls to ensure that all material information relating to the Company and its subsidiaries is made known to them by others within the organization. Management evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are functioning properly and effectively. There is no significant deficiencies or material weaknesses with the controls and procedures that required modification. There were no significant changes in the Company’s internal controls that could significantly affect its disclosure controls and procedures since the date of the evaluation.

PART III

The information required by Part III of this Form 10-K, except the part of Item 10 requiring a description of executive officers which description is provided below, and all of Item 14, is incorporated by reference to the definitive proxy statement for Pacifica’s Annual Meeting of Shareholders to be held on April 27, 2004. (the “Proxy Statement”). The Proxy Statement is expected to be sent to shareholders along with this Annual Report and Form 10-K beginning on or about March 5, 2004 and will concurrently be filed with the Securities Exchange Commission on Schedule 14A. The Personnel Committee Report on Compensation and the Audit Committee Report contained in the Proxy Statement are not incorporated by reference into this Form 10-K.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain portions to the response to this item are incorporated by reference to Pacifica’s Proxy Statement for the annual meeting of shareholders scheduled for April 27, 2004.

Name	Age	Position/Title	Has Served the Bank/Company Since
John A. Kennedy	63	President, Chief Executive Officer and Director	2002

John D. Huddleston	50	Executive Vice President, Chief Financial Officer and Chief Operating Officer	1998

John A. Kennedy. In September 2002, Mr. Kennedy joined the Company as the Chief Executive Officer and President of the Company and the Bank. He currently serves as a Director of the Company and the Bank. He previously served as a director of the Bank between 1998 and 2000, until resigning to take an executive position with HomeStreet Bank in their business banking division in 2000. His career has included senior positions with Bank of America, United California Bank (predecessor to First Interstate), Bank of Scotland (New York office), and the Manager and SVP of Hong Kong and Shanghai Bank’s Seattle Office for over thirteen years. In addition, from 1997 to 2000, he served as Executive Director of the World Trade Center of Tacoma. He has also served as the board chairman of the Washington State International Trade Fair, and as a board member on the Washington Council of International Trade, the

World Trade Center of Tacoma, and the Washington State China Relations Council. He has also served as an advisory board member at North Seattle Community College and Pacific Lutheran University’s China studies program. He holds a bachelor’s degree in Economics from the University of Oregon.

John D. Huddleston. Mr. Huddleston has been a Senior Vice President and Chief Financial Officer of the Company and Pacifica Bank since their respective inceptions and was promoted to the position of Executive Vice President, Chief Financial Officer, and Chief Operating Officer in 2001. Prior to joining Pacifica, he was Managing Partner for JCH Development, a real estate development and investment group in Yelm, Washington from 1986 to 1998. He served as Vice President and Manager of the Asset Liability Department of the United Bank from 1980 to 1986. Mr. Huddleston has over 25 years experience in the banking and financial management industry. Mr. Huddleston holds a BS in Business Administration, with an emphasis in Accounting, from the University of Puget Sound.

ITEM 11. EXECUTIVE COMPENSATION

The response to this item is incorporated by reference to Pacifica’s Proxy Statement for the annual meeting of shareholders scheduled for April 27, 2004.

No performance graph is included in Pacifica’s Proxy Statement because the Company’s Common Stock is not publicly traded.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is incorporated by reference to Pacifica’s Proxy Statement for the annual meeting of shareholders scheduled to be held April 27, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is incorporated by reference to Pacifica’s Statement for the annual meeting of shareholders scheduled to be held April 27, 2004, under the caption.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference to Pacifica’s Proxy Statement for the annual meeting of shareholders scheduled to be held April 27, 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Amendment No. 1 to the Bylaws (6)

4.1	Form of Stock Certificate (1)

10.1	Employee Stock Option Plan (3)

10.2	Office Lease between Registrant, as Tenant, and The Trustees under the Will and of the Estate of James Campbell, Deceased, as Landlord, dated March 31, 1998; as amended by the First Amendment to Lease dated May 1, 1998, Second Amendment to Lease dated June 12, 1998, Third Amendment to Lease dated May 28, 1999, and Fourth Amendment to Lease dated May 24, 2000 (1)

10.3	Fifth Amendment to Lease dated October 19, 2000 (2)

10.4	Data Processing Services Agreement between Registrant and Fiserv Solutions, Inc. effective September 27, 2001 (4)

10.5	Plan and Agreement of Reorganization between the Registrant and Pacifica Bank dated as of October 2, 2000 (1)

10.6	Office Sublease Agreement, between the Registrant, as Subtenant, and Amazon.com Holdings, Inc., as Sublandlord, dated June 6, 2001 (4)

10.7	Sixth Amendment to Lease dated October 15, 2002 (6)

10.8	Low resignation agreement (5)

11.	Computation of basic and diluted earnings per share. (7)

14.	Code of ethics (7)

21.	Subsidiary: Pacifica Bank

23.	Consent of Moss Adams LLP. (7)

24.	Power of attorney (7)

31.	Certification of Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (7)

32.	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (7)

(1)	Incorporated by reference to the Company’s Form 8-A, filed with the SEC on February 26, 2001.
(2)	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ending December 31, 2000.
(3)	Incorporated by reference to the Company’s Form S-8, filed with the SEC on September 4, 2001.
(4)	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ending December 31, 2001.
(5)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2002.
(6)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ending December 31, 2002.
(7)	Filed with this Form 10-K.

Reports on Form 8-K

Pacifica did not file any reports on Form 8-K during the fourth quarter of 2003.

FORM 10-K CROSS-REFERENCE INDEX

This Annual Report and Form 10-K and the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders, together contain the requirements of the accounting profession and the Securities and Exchange Commission, including a comprehensive explanation of 2003 results.

Form 10-K	Caption	Annual Report Page Number	Proxy Statement Page Number
Part 1
Item 1	Business	1-7, Inside Cover	-
Item 2	Properties	6	-
Item 3	Legal Proceedings	6
Item 4	Submission of Matters to a Vote of Security Holders	7	-

Part II
Item 5	Market for the Registrant’s Common Equity and Related Stockholder Matters	8-9	-
Item 6	Selected Financial Data	9
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-25	-
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	26-27
Item 8	Financial Statements and Supplementary Data	27-55	-
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	56	-
Item 9A	Controls and Procedures	56

Part III
Item 10	Directors and Executive Officers of the Registrant	56	6-9
Item 11	Executive Compensation	57	10-15
Item 12	Security Ownership of Certain Beneficial Owners and Management	57	4-5
Item 13	Certain Relationships and Related Transactions	57	18
Item 14	Controls Principal Accounting Fees and Procedures Services	57

Part IV
Item 15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	58	-

None of the foregoing incorporation by reference shall include the Personnel Report on Executive Compensation and the Audit Committee Report contained in the Company’s Proxy Statement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th of March 2004.

Principal Executive Officer

By	/s/ John A. Kennedy
John A. Kennedy
President and
Chief Executive Officer

Principal Financial Officer:

By	/s/ John D. Huddleston
John D. Huddleston
Executive Vice President,
Chief Financial Officer and
Chief Operating Officer

I, John A. Kennedy, pursuant to a power of attorney which is being filed with the Annual Report on Form 10-K, have signed this report on March 5, 2004 as attorney in fact for the following directors who constitute the Board.

Lyle K. Snyder, Chairman	George J. Pool
Yi-Heng Lee	Fannie Kuei-Fang Tsai
Mark P. Levy	Mark W. Weber
Robert E. Peterson	Edwin R. Young

/s/ John A. Kennedy
John A. Kennedy
Attorney-in-fact