Form 10QSB
period 2004-03-31
PACIFICA BANCORP INC
filed 2004-05-12
CIK 1133862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the issuer’s classes of common equity as of April 30, 2004:

Common Stock - 3,243,283 shares outstanding

-i-

PACIFICA BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in thousands)	March 31, 2004	December 31, 2003

ASSETS
Cash and due from banks	$1,601	$3,658
Interest-bearing cash	9,398	5,010
Federal funds sold	5,695	4,425

Total cash and cash equivalents	16,694	13,093
Interest-bearing deposits in other banks	257	257
Securities available-for-sale, at fair value	23,545	27,360
Correspondent Bank stock, at cost	623	554

Total investments	24,425	28,171
Loans	123,089	116,770
Less allowance for loan losses	(2,366)	(2,230)

Total loans, net	120,723	114,540
Bank premises and equipment, net	1,923	2,019
Accrued interest receivable	751	762
Other	3,424	3,284

Total other assets	6,098	6,065

TOTAL ASSETS	$167,940	$161,869

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$12,656	$14,846
Interest-bearing	127,451	118,866

Total deposits	140,107	133,712
Accrued interest payable	574	615
Other accrued liabilities	276	608
Other borrowings	13,397	14,320

Total other liabilities	14,247	15,543

Total liabilities	154,354	149,255

SHAREHOLDERS’ EQUITY
Common stock, no par value, 10,000,000 shares authorized, 3,243,283 and 3,233,008 shares issued and outstanding at March 31, 2004, and December 31, 2003	15,965	15,914
Accumulated deficit	(2,221)	(3,093)
Accumulated other comprehensive income (loss), net of tax	(158)	(207)

Total shareholders’ equity	13,586	12,614

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$167,940	$161,869

See accompanying notes to these financial statements.

PACIFICA BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended March 31,
(Dollars in thousands, except for per share data)	2004	2003
INTEREST INCOME
Loans, including fees	$2,153	$2,005
Investments and interest-bearing deposits	359	323
Federal funds sold	7	39

Total interest income	2,519	2,367

INTEREST EXPENSE
Deposits	505	752
Borrowings	81	12
Mandatory redeemable preferred stock	—	38

Total interest expense	586	802

NET INTEREST INCOME	1,933	1,565
PROVISION FOR LOAN LOSSES	(395)	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,328	1,565

NONINTEREST INCOME
Service fees	27	42
Other income	157	126
Gain on sale of securities	35	33

Total noninterest income	219	201

NONINTEREST EXPENSES
Salaries and employee benefits	970	851
Occupancy and equipment	313	314
Other expenses	376	370

Total noninterest expenses	1,659	1,535

INCOME FROM CONTINUING OPERATIONS	888	231
Loss from discontinued operations	—	(125)

INCOME BEFORE INCOME TAXES	888	106
INCOME TAXES	(16)	—

NET INCOME	872	106
Less accrued perpetual preferred stock dividends	—	(8)

NET INCOME TO COMMON SHAREHOLDERS	$872	$98

NET INCOME PER SHARE TO COMMON SHAREHOLDERS:
Basic	$0.27	$0.03

Diluted	$0.26	$0.03

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	3,234,868	3,260,368

Diluted	3,329,302	3,262,956

See accompanying notes to these financial statements.

PACIFICA BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in thousands)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$872	$106
Adjustments to reconcile net income to net cash flows from operating activities
Provision for loan losses	(395)	—
Net amortization (accretion) of securities	9	—
Realized gain on sale of available-for-sale securities, net	(35)	(33)
Correspondent bank stock dividends	(5)	(2)
Depreciation	115	124
Changes in operating assets and liabilities
Accrued interest receivable	11	66
Other assets	(165)	450
Accrued interest payable	(41)	112
Other liabilities, net	(332)	(103)

Net cash flows from (used by) operating activities	34	720

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale investment securities	(539)	(12,343)
Proceeds from sales, maturities and principal payments of available-for-sale securities	4,453	16,400
Purchases of correspondent bank stock	(64)	—
Net change in loans	(5,787)	3,676
Redemption of Federal Home Loan Bank stock	—	2
(Additions) to premises and equipment	(19)	(19)

Net cash flows from (used by) investing activities	(1,956)	7,716

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in noninterest-bearing deposits	(2,190)	(1,517)
Increase (decrease) in interest-bearing deposits	8,585	(5,151)
Increase (decrease) in other borrowings	(923)	(480)
Proceeds from exercise of stock options	51	—

Net cash flows from (used by) financing activities	5,523	(7,148)

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,601	1,288
CASH AND CASH EQUIVALENTS, beginning of year	13,093	29,713

CASH AND CASH EQUIVALENTS, end of year	$16,694	$31,001

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$626	$690

Cash paid (Tax Refund) during the period for income taxes	$16	$—

Dividends on perpetual preferred stock to be paid	$—	$22

See accompanying notes to these financial statements.

PACIFICA BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pacifica Bancorp, Inc. (“Pacifica” or the “Company”) is a bank holding company for Pacifica Bank (the “Bank”). The Company was organized under the laws of the State of Washington in October 2000 and is headquartered in Bellevue, Washington. Our primary market area is King County, Washington, and we focus primarily on financial service solutions for small and medium size businesses, professionals, various Asian communities, and consumers.

NOTE 1. BASIS OF PRESENTATION

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial condition and the results of operations for the interim periods included herein have been made. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results to be anticipated for the remainder of the year. Certain amounts in the 2003 financial statements may have been reclassified to conform to the 2004 presentation. Certain income and expense items for 2003 have been adjusted to reflect the closure of the Company’s subsidiary, Pacifica Mortgage Company, during 2003. Income and expenses for Pacifica Mortgage Company are reported as “Loss from Discontinued Operations”. For additional information, refer to the audited financial statements and notes thereto included in Pacifica’s annual report on Form 10-K for the year ended December 31, 2003.

The condensed consolidated financial statements include the accounts of Pacifica Bancorp, Inc. and its wholly-owned subsidiary, Pacifica Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

	(In Thousands, except for per share amounts)
	March 31, 2004 (Pro Forma)	March 31, 2003 (Pro Forma)
Net income from Company operations	$872	$106
Less accrued perpetual preferred stock dividends	—	(8)

Net income available to common shareholders	872	98
Additional compensation for fair value of stock options	(15)	(44)

Pro forma net income from Company operations	$857	$54

Net income per share available to common shareholders
Basic
As reported	$0.27	$0.03

Pro forma	$0.26	$0.02

Diluted
As reported	$0.26	$0.03

Pro forma	$0.26	$0.02

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

NOTE 3. INCOME TAXES

Pacifica recognized a tax provision in the amount of $16,000 during the first quarter of 2004. Because of unused net operating losses, Pacifica was only required to pay 10% of the Alternative Minimum Tax (AMT). Pacifica was not required to recognize a tax provision during the first quarter of 2003.

NOTE 4. SUBSEQUENT EVENTS

Due to Pacifica’s improved financial performance as well as our relatively strong capital position, we requested regulatory approval for the Bank to pay a dividend to the Company in order to pay down up to $2.5 million of our outstanding balance on our line of credit from a correspondent bank. This line was used to redeem all of the Company’s outstanding preferred stock during 2003. During April 2004, we were given approval to pay such a dividend subject to compliance with our current Supervisory Directive. We paid down $2.5 million of this line on April 26, 2004.

PACIFICA BANCORP, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the unaudited condensed consolidated financial statements of Pacifica Bancorp, Inc. (“Pacifica” or the “Company”) and notes thereto presented elsewhere in this report.

Note regarding Forward-Looking Statements: This Form 10-QSB may contain “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs and assumptions based on currently available information, and we have not undertaken to update these statements except as required by the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder. Other than statements of historical fact regarding our financial position, business strategies and management’s plans and objectives for future operations are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” and “intend” and words or phrases of similar meaning, as they relate to Pacifica or management, are intended to help identify forward-looking statements. Although we believe that management’s expectations as reflected in forward-looking statements are reasonable, we cannot assure readers that those expectations will prove to be correct. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include our ability to maintain or expand our market share or net interest margins, and to implement our marketing and growth strategies. Further, actual results may be affected by our ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; general trends in the local, regional and national banking industry, as well as any further similar events. In addition, there are risks inherent in the banking industry relating to collectibility of loans and changes in interest rates. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in our other filings with the FDIC and the SEC. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations.

Overview

General

Pacifica Bancorp, Inc. (“Pacifica” or the “Company”) is a bank holding company for its wholly owned subsidiary, Pacifica Bank (the “Bank”). The Company was organized under the laws of the State of Washington in October 2000 and is headquartered in Bellevue, Washington. The Bank commenced banking operations in October 1998. The Bank is a Washington state-chartered commercial bank, the deposits of which are insured by the Federal Deposit Insurance Corporation (the “FDIC”). Pacifica Mortgage Company was formed as a wholly-owned subsidiary of the Company on January 18, 2001, and offered a variety of residential loan options to the residents of our service area. The Company undertook a major restructuring of Pacifica Mortgage in the third quarter of 2002. The restructuring did not sufficiently improve profitability of the Mortgage Company, and as a result, the Company closed the Mortgage Company effective March 31, 2003, and processed residual transactions throughout the rest of the year. The Company currently provides mortgage services via referrals to correspondent banks to serve our customers efficiently and to generate fee income.

Our Internet website address is http://www.pacificabank.com. Our Securities Exchange Act reports are available free of charge on our Internet website. Our reports can also be obtained through the EDGAR database of the Securities and Exchange Commission (the “SEC”) at http://www.sec.gov. The contents of our Internet website are not incorporated into this report or into any other communication delivered to security holders or furnished to the SEC.

The Company offers a full range of commercial banking services through its offices in Bellevue and Seattle, Washington, primarily to customers in the Bellevue and Seattle, Washington business districts. Pacifica’s marketing strategy and general business plan are similar to strategies that have proven successful in similar situations involving new banks organized in the Pacific Northwest during the last several years. Pacifica targets small to mid-sized businesses, professionals, various Asian communities and companies doing business in Asia for commercial banking services because we believe these groups may be currently under-served by other financial institutions.

Pacifica’s goal is to exceed customer, shareholder and community expectations in dedication, professionalism and innovation. Management constantly reviews our products and services and those of our competitors in order to provide customers more service options and better quality. Our Internet online banking services include Cash Management and Online Bill Pay. Recently, we converted all of our ATM card service to a Visa Debit Card service in order to enhance our products for our customers.

Business Strategies

Pursuant to our business plan, which is designed to strengthen the Company’s financial performance, our goal is to increase shareholder value by improving asset quality while increasing earnings and enhancing overall efficiency. Beginning in late 2002, we have:

•	Restructured our lending team and added two experienced loan officers and a business development officer to help generate more new loans;

•	Strengthened our credit administration function and improved our overall loan quality;

•	Taken various measures to cut operating costs;

•	Continued to monitor our staffing needs closely and adjusted job functions to increase overall productivity and efficiency;

•	Formed a Funds Management Committee consisting of executive management and members from credit administration, lending, operations and private banking to analyze the asset liability management strategies of the Company, including the continuing evaluation of pricing for loans and deposits.

We have had positive results from these strategies and expect that trend to continue as we consistently implement these strategies.

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

The FDIC and the Department conducted a joint examination in late 2002 and acknowledged improvement in the condition of the Bank. The regulators determined that the Bank should continue to remain subject to a revised supervisory directive. As a result, the March 27, 2002 supervisory directive was revised effective February 25, 2003. The March 2002 directive called for a 50% reduction in loans classified by the Bank’s regulators in the 2002 examination by December 31, 2003. By that date, the Bank had reduced such classified assets by 86%.

In November 2003, the FDIC and the Department conducted a joint examination and again acknowledged the progress the Bank had made. The regulators determined that the Bank should remain subject to a supervisory directive at least until the next regulatory examination which we anticipate will take place during the fourth quarter of 2004. As a result, effective February 24, 2004, a revised supervisory directive (the “Supervisory Directive”) was issued that modified and replaced the previous two supervisory directives issued on March 27, 2002 and February 25, 2003, respectively. Our business plan and operating budget have us on target for meeting the objectives set forth in the Supervisory Directive.

The Supervisory Directive addressed a number of issues related to the Bank’s growth, earnings, and capital, by:

•	Continuing to temporarily limit the Bank’s ability to declare or pay dividends, which will limit the Company’s ability to derive income from the Bank;

•	Continuing to temporarily limit the Bank’s maximum asset size to $180 million;

•	Continuing to require the Bank’s Tier I Leverage Capital ratio to be maintained at 8% or greater and the Bank to maintain a “well-capitalized” designation as defined by FDIC regulations; and

•	requiring the Bank to discuss certain growth, earnings and capital augmentation strategies in its strategic and capital plans and continuously monitor its progress in achieving its goals.

We do not expect the limitations of the Supervisory Directive to reduce our ability to achieve our plan for 2004.

Results of Operations

Pacifica’s results of operations depend to a large degree on its net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, primarily on customer deposits and the Company’s borrowings. Changes in net interest income are influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. Interest income and expense are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and the actions of regulatory authorities.

Pacifica also generates non-interest income, primarily through service charges, international service fees and other sources. The primary components of Pacifica’s operating expenses are compensation and employee benefits expenses, and occupancy expense.

Net Income Available to Shareholders

The Company’s net income available to shareholders for the first quarter of 2004 was $872,000, or $0.26 per diluted share. Net income would have been $477,000, or $0.14 per diluted share, without the transfer of $395,000 in excess funds from the allowance for loans losses account to earnings due to significant unanticipated recoveries from previously charged-off loans. For the same period of 2003, the Company reported a net income of $98,000, or $0.03 per share. The Company had no transfers from the allowance for loan loss account to earnings during the first quarter of 2003.

The improvement in results of operations was due primarily to a higher net interest margin resulting from increased loan growth, a lower cost of funds, and an improved yield on investments. During the quarter ended March 31, 2004, the net interest margin increased to 4.97%, as compared to 4.09% for the same period of 2003, due primarily to higher loan balances and a lower cost of funds as a result of the repricing of time certificates of deposits and the redemption of the Company’s preferred stock during the second half of 2003. We expect $25.9 million in time certificates to reprice at slightly higher rates during the second quarter of 2004, which has the potential to increase our cost of funds. However, the Company’s adjustable rate loans will reprice at higher rates as interest rates increase. For the quarter ended March 31, 2004, average earning assets increased 1.6% to $155.7 million, up from $153.2 million for the same period of 2003, due primarily to the increases in our loan and investment portfolios which more than offset declines in other categories of earning assets.

Net Interest Income

Net interest income is the difference between total interest income and total interest expense. Changes in net interest income are affected by several factors, including changes in average balances of earning assets and interest-bearing liabilities, changes in rates on earning assets and rates paid for interest-bearing liabilities, and the level of noninterest-bearing deposits and shareholders’ equity. Pacifica’s earning assets accounted for 96.6% of its total assets as of March 31, 2004. Loans are the highest-yielding component of Pacifica’s earning assets. Loans averaged 76% of Pacifica’s total earning assets during the first quarter of 2004, compared to 68% in the same period of 2003. Our goal is to continue to increase loans as a percentage of our total interest earning assets.

Abbreviated average balance sheet and net interest income data for these periods are shown below:

	Three Months Ended March 31,
(Dollars in thousands)	2004	2003	$ Change	% Change
Loans	$121,808	$106,536	$15,272	14%
Interest bearing due from banks & deposits	6,408	11,739	(5,331)	-45%
Investments	23,961	20,493	3,468	17%
Federal funds sold	2,867	13,137	(10,270)	-78%
Federal Home Loan Bank stock	615	131	484	369%
Other	—	1,140	(1,140)	100%

Total interest-earning assets	155,659	153,176	2,483	2%

Total noninterest-earning assets	5,525	3,096	2,429	78%

Total assets	$161,184	$156,272	$4,912	3%

Interest-bearing deposits	$121,970	$127,448	$(5,478)	-4%
Other borrowed funds	11,470	924	10,546	1141%
Mandatory redeemable preferred stock	—	2,000	(2,000)	100%

Total Interest-bearing liabilities	133,440	130,372	3,068	2%

Noninterest-bearing deposits	13,744	12,439	1,305	10%
Other noninterest-bearing liabilities	1,012	1,172	(160)	-14%
Shareholders’ equity	12,988	12,289	699	6%

Total liabilities and shareholders’ equity	$161,184	$156,272	$4,912	3%

Total interest income	$2,519	$2,367	$152	6%
Total interest expense	586	802	(216)	-27%

Net interest income	$1,933	$1,565	$368	24%

Net interest margin	4.97%	4.09%

Net interest income for the first quarter of 2004 increased $368,000, or 24%, to $1.93 million, compared to $1.57 million in the first quarter of 2003. The increase in net interest income reflects our effort to increase the loan portfolio by actively seeking new clients, to decrease our cost of deposits by the repricing of time certificates of deposit to a lower average rate over time, and to increase the yield on the investment portfolio. On a dollar-for-dollar basis, interest-earning assets increased less than interest-bearing liabilities during the first quarter of 2004. Compared with the first quarter of 2003, average earning assets increased approximately $2.5 million, or 2%, to $155.7 million while average interest-bearing liabilities increased $3.1 million, or 2%, to $133.4 million for the first quarter of 2004. Total interest income for the first quarter of 2004 increased $152,000, or 6%, from the same period of 2003, due primarily to the increase in the average size of our loan portfolio. Meanwhile, the repricing of time certificates, the retiring of our preferred stock, and the low interest rate environment allowed us to lower our cost of funds. Total interest expense for the first quarter of 2004 decreased $216,000, or 27%, compared to the same quarter in 2003. Given the current rate environment and our current liquidity position, we expect our net interest margin to remain relatively constant throughout the rest of 2004.

The net interest margin (net interest income divided by average earning assets) was 4.97% in the first quarter of 2004, compared with 4.09% for the same period of 2003, an increase of 88 basis points. The average yield on earning assets increased to 6.47% during the first quarter of 2004 from 6.18% in the same period of 2003 despite a 25 basis point decrease in the Prime rate during 2003. On the other hand, the average cost of interest-bearing liabilities, which includes interest bearing deposits and borrowed funds, as well as our mandatory redeemable preferred stock (which was issued during the third quarter of 2002 and subsequently repurchased during the third quarter of 2003) decreased to 1.75% from 2.46% for the first quarter of 2004 compared to the same period of 2003. The increase in net interest margin reflects the positive effect of our efforts to increase the size of our loan portfolio and our continued focus on efficient deposit pricing. The increase in average yield on interest-earning assets is primarily due to the $15.3 million increase in average loan balances. Yields on the loan portfolio actually decreased due to the current interest rate environment and strong competition among financial institutions but the decrease in yield was offset by the strong increase in loan volume. The investment portfolio is also a substantial source of earnings for the Company and it has continued to improve and outperform peer banks on a yield basis. See the additional discussion under “Investment Activities”. Management monitors our liquidity position closely to determine how best to deploy excess cash to further improve the yield on earning assets. Currently, the Company is at a more optimal level of liquidity compared to the same period in 2003 due to the deployment of excess cash into the loan and investment portfolios during late 2003 and through the first quarter of 2004. During the first quarter of 2004, the Company booked $12.1 million in new loans and $28.2 million in advances on existing loans while principal paydowns and loan pay-offs totaled $34 million. With interest rates rebounding from their June 2003 lows, the Bank expects principal prepayments to decline as borrowers have less incentive to refinance. Assuming the local economy continues to improve, we expect overall loan growth to continue to increase throughout the remainder of the year.

To a large extent, the asset yields and cost of funds reflect the level of interest rates as set by the Federal Reserve Board and the competitive nature of the financial services industry. In the past, Pacifica’s assets have tended to track the Prime rate and reprice more quickly than its liabilities. However, due to historically low interest rates, borrowers have been increasingly interested in our fixed rate products. This extends the repricing terms of our loans and moves the Company away from being asset sensitive to a more liability sensitive position. Management continually monitors Pacifica’s mix of interest-earning assets and interest-bearing liabilities to maintain an appropriate balance. We maintain programs to set floors on our loans to protect our interest earnings in times of a downward rate cycle; however, these floors can have a lagging effect in an increasing rate cycle which can cause a “squeeze” on our net interest margin as rates increase.

Average loans (net of deferred loan fees) were approximately $121.8 million in the first quarter of 2004, up approximately $15.3 million from $106.5 million for the same period of 2003. Yield on the loan portfolio (net of deferred loan fees) averaged 7.17% in the first quarter of 2004, compared to 7.63% in the same period of 2003. The Company initiated interest rate floors on certain variable rate loans during the past two years, ranging from approximately 5.5% to 7.0%, depending on timing and the maturity of the loans. The decrease in loan yield is greater than the decrease in the Prime rate of 25 basis points since the first quarter of 2003 due primarily to heavy refinancing during the second quarter of 2003 and strong competition among financial institutions. Due to the amount of loan originations during the first quarter of 2004, total loans (net of deferred loan fees) as of March 31, 2004, increased by $6.3 million, or 5%, as compared to December 31, 2003. Meanwhile, our deposits continued to reprice at lower rates as a result of the overall low interest rate levels as well as management’s efforts to price deposits more efficiently. During the first quarter of 2004, average interest-bearing deposits were $122 million, a decrease of $5.5 million, or 4%, from $127.5 million during first quarter 2003. The cost of interest-bearing deposits decreased to 1.65% in the first quarter of 2004, from 2.36% for the first quarter of 2003. Income on investments, interest-earning deposits, Federal Home Loan Bank stock and federal funds sold totaled $363,000 in the first quarter of 2004, an increase of $1,000, or .3% when compared to the same period of 2003. The yield on investments was 5.74% for the first quarter of 2004, as compared to 5.66% for the same period of 2003. Average investments were approximately $24 million in the first quarter of 2004, up $3.5 million, or 17%, from the same period of 2003. We anticipate loan growth to continue to increase as we continue to focus on growing our customer base.

Noninterest Income

Noninterest income increased by $18,000 or 9%, to $219,000 in the first quarter of 2004, compared with $201,000 for the same period in 2003. The increase was due primarily to the increase in other income of $31,000, or 25% during the first quarter of 2004. This increase in other income is primarily due to the appreciation in value of the Company’s Bank Owned Life Insurance Policy which was purchased during the second quarter of 2003 to offset already existing employee benefit costs. International foreign trade fees also improved to $82,000 from $65,000, an increase of $17,000 or 26% compared to the same period in 2003. Service fees for first quarter 2004 were down $15,000, or 36%, compared to the same period in 2003. Net gains on the sale of securities were $35,000 during the first quarter of 2004 compared to $33,000 in the same period of 2003. We do not expect gains on the sale of securities to continue as a source of noninterest income as interest rates rise.

Noninterest Expense

Noninterest expense increased $124,000, or 8%, to $1.66 million in the first quarter of 2004, compared with $1.54 million in the same period of 2003. The increase resulted primarily from higher employee salary and benefit expenses due to higher healthcare insurance costs and the addition of a monthly bonus accrual rather than a one time accrual at year-end.

Salaries and employee benefits expenses were approximately $970,000 in the first quarter of 2004, compared to $851,000 in the same period of 2003. The increase was primarily a result of the monthly bonus accrual and the lender incentive plan the Company has in place to encourage long-term loan growth. During 2003, the Board of directors ensured adequate financial performance before authorizing an employee bonus which was recorded in December of 2003. For 2004, due to enhanced financial performance, the Board has authorized a monthly bonus accrual which will be distributed during the first quarter of 2005. Premiums on employee insurance also increased due to industry wide price increases as well as the increase in the number of full-time equivalent employees at the Company to 49 at March 31, 2004, compared to 46 during the same period in 2003. Subsequently, three full-time positions were eliminated which will allow the Company to decrease its overhead while managing the Company more efficiently. We do not anticipate additional reductions to our staff size due to anticipated growth in the asset size of the Company.

Occupancy and equipment expense was $313,000 for the first quarter of 2004, down $1,000 from the same period of 2003.

Total other expenses were $376,000 in the first quarter of 2004, an increase of $6,000, or 2%, from the same period of 2003.

Analysis of Financial Condition

During the first quarter of 2004, management focused on generating loan growth, increasing the net interest margin, and improving efficiency while continuing to recover losses from previously charged off loans. At March 31, 2004, Pacifica had assets of $167.9 million, an increase of 4% from $161.9 million at December 31, 2003. Shareholders’ equity was $13.6 million at March 31, 2004, up 8% from $12.6 million at December 31, 2003. Net loans increased 5% to $120.7 million at March 31, 2004 from $114.5 million at December 31, 2003. The Company’s investment portfolio decreased 14% to $23.5 million at March 31, 2004 from $27.4 million at December 31, 2003. This reduction in the investment portfolio is primarily due to the liquidation of certain longer-term investments in order to help fund loan growth. Deposits increased 5% to $140.1 million at March 31, 2004 from $133.7 million at December 31, 2003, mainly due to a particularly high inflow of escrow deposits at month-end as well as an increase in our public deposits from the State of Washington.

Annualized return on average assets (ROA) increased to 2.16% for the first quarter of 2004, compared to .27% for the same period in 2003, due primarily to our improved earnings which included a $395,000 transfer of excess funds from the allowance for loan losses to earnings. ROA excluding the transfer of excess funds would have been 1.18%, an increase of 91 basis points. Annualized return on average shareholders’ equity (ROE) increased to 26.86% for the first quarter of 2004, compared to 3.45% for the first quarter of 2003 due to our substantial improvement in earnings. ROE excluding the transfer of excess funds would have been 14.69%, an improvement of 1,124 basis points. The Company’s average equity to average assets ratio was 8.06% and 7.86%, respectively, for the quarters ended March 31, 2004 and 2003.

Investment Activities

Pacifica’s investment portfolio is an important source of liquidity and interest income. The Company’s total investment portfolio includes Federal Home Loan Bank of Seattle (“FHLB”) stock, correspondent bank stock, available-for-sale securities, and time certificates with other banks. At March 31, 2004, the Company had no held-to-maturity or trading securities. All securities are classified as available-for-sale and are carried at fair value. Management uses securities as part of its asset/liability management strategy. Securities may be sold in response to interest rate changes or changes in investment ratings and as a source of liquidity to fund loan growth.

The Company’s total investment portfolio decreased by $3.7 million, or 13%, from $28.1 million at year-end 2003 to $24.4 million at March 31, 2004. During the first quarter of 2004, the Company sold available-for-sale securities of approximately $3 million, had $1 million mature, and realized a net gain of $35,000. The Company sold the above $3 million in investment securities during the first quarter of 2004 in order to help fund loan growth. The Company also had the above maturity in the amount of $1 million which was a corporate bond as well as monthly pay-downs on mortgage backed securities in the amount of $433,000. Pacifica is a stockholder in the Federal Home Loan Bank of Seattle (“FHLB”). As of March 31, 2004 and December 31, 2003, Pacifica owned FHLB stock of $523,000 and $454,000, respectively. Pacifica also owned $100,000 stock in a “banker’s bank” that has no readily available market price and is carried at cost. Available-for-sale securities were $23.5 million and $27.4 million at March 31, 2004 and December 31, 2003, respectively. As of March 31, 2004, U.S. government agency securities comprised 74% of the securities portfolio, with mortgage-backed securities at 15% and corporate debt securities at 11%. Purchases totaled $539,000 while maturities, calls and principal paydowns totaled $4.45 million. The Company pledges the majority of its investment portfolio as collateral for borrowing to ensure adequate liquidity and flexibility.

The following table shows the amortized cost and estimated fair value of securities available-for-sale at the dates indicated:

	(In Thousands)
	March 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses Greater Than 12 Months	Estimated Fair Value
Available-for-Sale Securities
U.S. Government agencies	$17,709	$—	$(244)	$—	$17,465
Mortgage-backed securities	3,562	—	(23)	(5)	3,534
Corporate debt securities	2,515	31	—	—	2,546

TOTAL INVESTMENT SECURITIES	$23,786	$31	$(267)	$(5)	$23,545

	(In Thousands)
	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses Greater Than 12 Months	Estimated Fair Value
Available-for-Sale Securities
U.S. Government agencies	$19,158	$—	$(340)	$—	$18,818
Mortgage-backed securities	3,995	—	(95)	(2)	3,898
Corporate debt securities	4,521	123	—	—	4,644

TOTAL INVESTMENT SECURITIES	$27,674	$123	$(435)	$(2)	$27,360

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. There are approximately nine investment securities with unrealized losses. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Lending Activities

Loan Portfolio Composition.

Pacifica originates a wide variety of loans to small and medium sized businesses and individuals. The following table sets forth the loan portfolio composition by type of loan at the dates indicated:

	March 31, 2004		December 31, 2003
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial and industrial loans	$33,417	27%	$33,106	28%
Real estate - construction	28,109	23%	24,137	21%
Real estate - mortgage	61,641	50%	59,069	51%
Consumer and other	509	0%	1,049	1%

	123,676	100%	117,361	101%
Less deferred loan fees	(587)	0%	(591)	-1%

Total loans	$123,089	100%	$116,770	100%

At March 31, 2004, total loans increased by $6.3 million, or 5%, to $123.1 million from $116.8 million at year-end 2003. Commercial loans, real estate construction, and real estate mortgage loans were the categories that contributed to the increase. Commercial loans increased $311,000, or 1%; real estate construction loans increased $4 million, or 16%; while real estate mortgage loans increased $2.6 million, or 4%. Consumer and other loans declined by $540,000, or 51%, and was the only category which experienced a decline. During the first quarter of 2004, we generated approximately $12.1 million in new loans and advanced approximately $28.2 on existing loans. Approximately $6.3 million in loan payoffs and $27.7 million in principal pay downs were received during the first quarter of 2004.

Pacifica’s commercial loan portfolio includes loans to businesses in the manufacturing, wholesale, retail, service, agricultural, and construction industries, primarily located in western Washington. As of March 31, 2004, there was no significant concentration of loans to any particular group of customers engaged in similar activities and having similar economic characteristics. However, due to the limited scope of Pacifica’s primary market area, a substantial geographic concentration of credit risk exists and, as a result, localized economic downturns can be expected to have a more pronounced effect on Pacifica than they might with a similar but more geographically diversified company.

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

The Company had one nonperforming loan at March 31, 2004, in the amount of $80,000, compared to none at December 31, 2003. During the first quarter of 2004 the Company charged-off $12,000 of this nonperforming loan and placed the remaining balance of $68,000 on nonaccrual. The remaining balance is 100% guaranteed by a government agency (SBA) and management expects to collect the outstanding balance plus interest during the second quarter of this year. Nonperforming loans are also considered impaired loans. The Company considers a loan impaired when it is probable the Company will not be able to collect all amounts as scheduled under a loan agreement. The Company had $692,000 of impaired loan balance at March 31, 2004, consisting of two loans, the $80,000 loan referred to above with a current balance of $68,000 and a $624,000 loan partially secured by real estate with specific reserves in the amount of $489,000. The borrower on the $624,000 loan is currently in compliance with the terms of the loan, but management has concerns about an adequate source of repayment. We received payments in the amount of $50,000 during the first quarter of 2004 on this loan.

Recoveries on previously charged off loans totaled $543,000 during the first quarter of 2004. This substantial amount of recoveries was largely unanticipated and we do not expect additional recoveries to continue at the high rate experienced over the past several quarters. Due to management’s assessment of the Company’s allowance for loan loss balance, $395,000 of excess funds from the allowance for loan losses were transferred into earnings during the first quarter of 2004. As noted above, one loan was partially charged off during the first quarter of 2004 in the amount of $12,000.

Potential problem loans are loans that are performing and are not on nonaccrual, past due, or restructured, but about which management has significant doubts about the borrower’s ability to comply with the repayment terms and which later may be included in nonaccrual, past due, or restructured loans. We had $930,000 in potential problem loans at March 31, 2004, compared to $943,000 at year-end 2003, a reduction of $13,000, or 1%. The potential problem loans at March 31, 2004, consisted of two loans, the $624,000 impaired loan mentioned above and a $306,000 loan that is secured by real-estate. Management does not anticipate the current level of potential problem loans to substantially increase in the following quarters. The Company has made significant improvement in reducing classified assets over the past two years. Due to significant improvements in the credit quality of the loan portfolio, the Company no longer has credit quality covenants included in the current Supervisory Directive. See additional discussion under Supervisory Directive.

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

Pacifica’s loan loss analysis procedure emphasizes early detection of loan losses. The Company significantly increased its allowance for loan losses through additional provisions during 2001. During 2002, we achieved significantly greater than expected net recoveries on charged-off loans, including a large insurance settlement, and significantly reduced the amount of our classified assets. The Company has continued to improve its asset quality and reduce the amount of classified assets during 2003 and into the first quarter of 2004. No additions to the allowance for loan losses were made during 2002, 2003, or the first quarter of 2004 except for recoveries from previously charged off loans. At March 31, 2004, the allowance for loan losses was $2.37 million, or 1.92% of total loans, compared to $2.23 million, or 1.91% of total loans, at December 31, 2003. The $136,000 increase from year-end 2003 represents the net effect of recoveries from previously charged off loans, transfers of excess reserves, and additional loan charge-offs. Management believes the current balance of the allowance for loan losses is adequate to provide against current potential losses in light of our current loan portfolio and existing economic conditions.

The following table sets forth information regarding changes in Pacifica’s allowance for loan losses:

	Three Months Ended March 31,
(Dollars in thousands)	2004	2003
Balance at beginning of period	$2,230	$2,919
Charge-offs	(12)	—
Recoveries	543	25
Provision for loan losses	(395)	—

Balance at end of period	$2,366	$2,944

Ratio of net charge-offs to average loans outstanding during the period	0%	0%

Liquidity and Sources of Funds

The primary function of asset/liability management is to ensure adequate liquidity and maintain an appropriate balance between interest-sensitive earning assets and liabilities. Liquidity management focuses on Pacifica’s ability to meet the financial demands of depositors, creditors and borrowers. Pacifica actively manages the levels, types and maturities of earning assets in relation to the funding sources available to ensure that adequate funding will be available at all times. In addition, the Supervisory Directive temporarily limits the Bank’s ability to pay dividends other than those necessary to service existing holding company debt, which is subject to regulatory approval. Management believes the Bank’s current liquidity is adequate to meet its operating requirements, and due to adequate earnings, liquidity, and capital the Bank has been given regulatory approval to pay a dividend to the Company to retire up to $2.5 million in debt. Reducing the Company’s debt will allow it to decrease its interest expense while maintaining adequate liquidity.

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

Cash. Cash and cash equivalents at March 31, 2004, totaled $16.7 million, down 46% from $31 million at March 31, 2003.

Cash from (used by) Operating Activities. Net cash provided by operating activities totaled $34,000 in the first quarter of 2004, down from net cash provided by operating activities of $720,000 in the same period of 2003. This decrease was caused primarily by the increase in other assets and the increased cash used by other liabilities due to the payment of employee bonuses which were accrued during the fourth quarter of 2003.

Cash from (used by) Investing Activities. Net cash used by investing activities was $2.0 million during the first quarter of 2004, as compared to net cash provided by investing activities of $7.7 million in the same period of 2003. Net funding for new loans primarily came from the sale, maturity and principal pay downs of securities. Cash from investing activities for the first quarter of 2003 came from proceeds from called and sold maturities as well as a decrease in the Company’s loan portfolio.

Cash from (used by) Financing Activities. In the first quarter of 2004, net cash provided by financing activities totaled $5.5 million, up from net cash used by financial activities of $7.1 million in first quarter 2003, as the result of an increase in deposits of $6.4 million compared to a decrease of $6.7 million during the first quarter of 2004 and 2003, respectively. Cash was used to help fund loan growth during the first quarter of 2004.

Deposits

Pacifica seeks to attract deposits in its primary market area by pricing its products competitively and delivering quality service. Pacifica offers various types of deposit accounts, including checking, savings, money market accounts and a variety of certificates of deposit accounts.

Total deposits increased by $6.4 million, or 4.8%, to $140.1 million at March 31, 2004, compared to $133.7 million at December 31, 2003. Noninterest-bearing deposits decreased by $2.2 million, or 14.8%, to $12.7 million at March 31, 2004, from $14.8 million at December 31, 2003. During the same period, interest-bearing deposits increased $8.6 million, or 7.2%, to $127.5 million, with the increase attributable to Pacifica attaining funds from public depositors through the Washington State time certificate of deposit (TCD) program, increased money market deposits and increased escrow deposit balances at the end of March 2004. We expect to optimize the size and mix of our deposit portfolio to meet our loan growth needs and to maximize our net interest margin. Management is currently developing strategies to promote our noninterest bearing deposit products to optimize our funding mix as well as our earnings.

Time deposits accounted for $76.7 million, or 60.15% of the total interest-bearing deposits at March 31, 2004, up from $76.3 million, or 64.21% of the total interest-bearing deposits at December 31, 2003. The total dollar amount of time certificates increased while time certificates as a percent of total interest bearing liabilities declined. In comparison, money market deposits increased to $38.9 million, or 27.8% of the total interest-bearing deposits at March 31, 2004, from $34.9 million, or 29.4% of the total interest-bearing deposits at December 31, 2003, and NOW accounts increased to $11.4 million, or 8.1% of the interest-bearing deposits at March 31, 2004, from $7 million, or 5.9% of the interest-bearing deposits at December 31, 2003.

Borrowings

At March 31, 2004 and December 31, 2003, Pacifica had liabilities to the U.S. Treasury in the amount of $216,000 and $6,000, respectively, representing Treasury Tax and Loan balances.

Pacifica obtained a $3.5 million line of credit through one of our correspondent banks in September 2003. At March 31, 2004, the outstanding balance on this line was $2.5 million of which $2 million was used to redeem all of the Company’s outstanding Limited Life Preferred stock and $350,000 was used to redeem all of the Company’s outstanding Perpetual Preferred stock on September 30, and December 29, 2003, respectively. An additional $150,000 of this line was used to pay dividends on the preferred stock and to cover other expenses associated with the holding company. Under accounting principles generally accepted in the United States of America and the reporting guidelines of the Federal Reserve Board, the Company’s Limited Life Preferred stock was accounted for as subordinated debt, while the Company’s Perpetual Preferred stock was accounted for as equity. The current line of credit is collateralized by the Company’s Pacifica Bank stock and subject to certain restrictive covenants including, among others, requirements with regards to capital ratios, ROA, loan loss reserve ratios and lender’s prior approval on certain transactions. As of March 31, 2004, the Company was in compliance with its covenants. Interest on this loan is at the lender’s prime rate plus 0.50% and is paid quarterly.

Due to our improved financial performance as well as our relatively strong capital position, we have requested regulatory approval for the Bank to pay a dividend to the Company in order to pay down up to $2.5 million of our outstanding balance on this line. During April 2004, we were given approval to pay such a dividend subject to compliance with our current Supervisory Directive. We paid down $2.5 million of this line by the end of April 2004.

At March 31, 2004, the Company had additional short-term funding sources available totaling $27.6 million with variable interest rates and collateralized by $20.5 million of investment securities. There were $10.7 million and $11.8 million outstanding under these agreements as of March 31, 2004 and December 31, 2003, respectively. All of the $10.7 million outstanding was attributed to Federal Home Loan Bank (FHLB) advances. We anticipate some additional borrowings during 2004 to fund our loan growth and replace a portion of the Company’s time certificates of deposit.

Capital and Capital Ratios

Pacifica’s shareholders’ equity at March 31, 2004, was $13.6 million, up 8% from $12.6 million at December 31, 2003. Shareholders’ equity was 8.09% of total assets at March 31, 2004, compared to 7.79% at December 31, 2003.

The primary reason for the increase in the Company’s shareholders’ equity since December 31, 2003, was the net income for the quarter of $872,000. The accumulated deficit decreased from $3.1 million at year-end 2003 to $2.2 million at March 31, 2004, due primarily to net income of $872,000. Accumulated other comprehensive losses decreased by $49,000 to $(158,000) as of March 31, 2004 from $(207,000) at December 31, 2003, due to a decrease in unrealized losses on available-for-sale securities, net of tax effect.

Preferred Stock

At March 31, 2004, the Company had no outstanding preferred stock. On September 30, 2003, the Company redeemed the outstanding balance of the Limited Life Preferred Stock in its entirety with proceeds from a $2 million borrowing from a correspondent bank. On December 29, 2003, the Company redeemed the outstanding balance of the Perpetual Preferred stock in its entirety with proceeds from a $350,000 borrowing from a correspondent bank. See additional discussion under Borrowings.

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

The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk. The Supervisory Directive discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” requires Pacifica Bank’s Tier 1 Leverage Capital ratio to be maintained at 8% or higher. The Bank’s Tier 1 leverage capital ratio was 10.11% as of March 31, 2004. Banks with capital ratios below the required minimum are subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

The FDIC has established qualifications necessary for classification as a well-capitalized bank, primarily for assignment of FDIC insurance premium rates. The following table sets forth the current regulatory requirements for capital ratios that are applicable to Pacifica, compared with Pacifica’s capital ratios at the dates indicated. The table illustrates that Pacifica’s capital ratios exceeded the regulatory capital requirements and Pacifica qualified as “well-capitalized” at March 31, 2004 and December 31, 2003.

			March 31, 2004		December 31, 2003
Capital Ratios	Regulatory Minimum	To Be Well Capitalized	Pacifica’s Actual Ratio	Pacifica Bank’s Actual Ratio	Pacifica’s Actual Ratio	Pacifica Bank’s Actual Ratio
Tier I Capital to Risk-Weighted Assets Ratio	4.00%	6.00%	10.14%	12.03%	9.80%	11.77%
Total Capital to Risk-Weighted Assets Ratio	8.00%	10.00%	11.40%	13.28%	11.06%	13.02%
Tier I Leverage ratio	4.00%	5.00%	8.53%	10.11%	8.27%	9.94%

Market for Common Equity

Pacifica’s stock is restricted and is not listed on any exchange or traded on the over-the-counter market. No broker makes a market in Pacifica’s common stock, and sales are minimal. Due to the limited information available, the following price information may not accurately reflect the actual market value of Pacifica’s shares. The following are the high and low sales prices for Pacifica’s stock between individual investors, for transactions known to Pacifica, during the past nine quarters.

	High	Low
First quarter 2002	$6.00	$5.50
Second quarter 2002	8.00	5.00
Third quarter 2002	6.50	6.25
Fourth quarter 2002	5.10	4.75
First quarter 2003	5.15	4.00
Second quarter 2003	5.00	4.00
Third quarter 2003	4.75	3.90
Fourth quarter 2003	5.25	4.80
First quarter 2004	$6.50	$5.50

Capital Expenditures and Commitments.

The Company had no material capital expenditures or commitments at March 31, 2004.

Significant Accounting Policies

See “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Factors That May Impact Our Financial Condition and Results of Operations

See the discussion included in our Annual Report on Form 10-K for the year ended December 31, 2003.

PACIFICA BANCORP, INC.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, are responsible for establishing and maintaining disclosure controls and procedures for the Company and its subsidiaries. Management has designed such controls to ensure that all material information relating to the Company and its subsidiaries is made known to them by others within the organization. Management evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are functioning properly and effectively. There were no significant deficiencies or material weaknesses with the controls and procedures that required modification. There were no changes in the Company’s internal controls over financial reporting that occurred during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Pacifica did not file any reports on Form 8-K during the first quarter of 2004.

PACIFICA BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFICA BANCORP, INC.

Date: May 12, 2004	By	/s/ John A. Kennedy
John A. Kennedy
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2004	By	/s/ John D. Huddleston
John D. Huddleston
Executive Vice President,
Chief Financial Officer and
Chief Operating Officer
(Principal Financial and Accounting Officer)