Form 10QSB
period 2004-06-30
PACIFICA BANCORP INC
filed 2004-08-12
CIK 1133862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the issuer’s classes of common equity as of July 31, 2004:

Common Stock - 3,258,283 shares outstanding

-i-

PACIFICA BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in thousands)	June 30, 2004	December 31, 2003
ASSETS
Cash and due from banks	$2,032	$3,658
Interest-bearing cash	13,540	5,010
Federal funds sold	7,815	4,425

Total cash and cash equivalents	23,387	13,093
Interest-bearing deposits in other banks	257	257
Securities available-for-sale, at fair value	26,868	27,360
Correspondent Bank stock, at cost	628	554

Total investments	27,753	28,171
Loans	122,650	116,770
Less allowance for loan losses	(2,078)	(2,230)

Total loans, net	120,572	114,540
Bank premises and equipment, net	1,816	2,019
Accrued interest receivable	800	762
Other	3,586	3,284

Total other assets	6,202	6,065

TOTAL ASSETS	$177,914	$161,869

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$16,504	$14,846
Interest-bearing	135,649	118,866

Total deposits	152,153	133,712
Accrued interest payable	604	615
Other accrued liabilities	357	608
Other borrowings	10,726	14,320

Total other liabilities	11,687	15,543

Total liabilities	163,840	149,255

SHAREHOLDERS’ EQUITY
Common stock, no par value, 10,000,000 shares authorized, 3,243,283 and 3,233,008 shares issued and outstanding at June 30, 2004, and December 31, 2003	15,965	15,914
Accumulated deficit	(1,459)	(3,093)
Accumulated other comprehensive income (loss), net of tax	(432)	(207)

Total shareholders’ equity	14,074	12,614

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$177,914	$161,869

See accompanying notes to these financial statements.

PACIFICA BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except for per share data)	2004	2003	2004	2003
INTEREST INCOME
Loans, including fees	$2,187	$1,974	$4,339	$3,979
Investments and interest-bearing deposits	366	350	725	673
Federal funds sold	14	36	21	75

Total interest income	2,567	2,360	5,085	4,727

INTEREST EXPENSE
Deposits	485	703	989	1,455
Borrowings	72	—	153	—
Mandatory redeemable preferred stock	—	39	—	77

Total interest expense	557	742	1,142	1,532

NET INTEREST INCOME	2,010	1,618	3,943	3,195
PROVISION FOR LOAN LOSSES	(330)	(90)	(725)	(90)

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,340	1,708	4,668	3,285

NONINTEREST INCOME
Service fees	31	37	58	79
Other income	170	114	327	228
Gain on sold and called available for sale securities	—	76	35	109

Total noninterest income	201	227	420	416

NONINTEREST EXPENSES
Salaries and employee benefits	974	871	1,944	1,722
Occupancy and equipment	315	319	628	633
Other expenses	490	527	866	897

Total noninterest expenses	1,779	1,717	3,438	3,252

INCOME FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	762	218	1,650	449
INCOME TAXES	—	—	(16)	—

INCOME FROM CONTINUING OPERATIONS	762	218	1,634	449
Loss from discontinued operations	—	(23)	—	(148)

NET INCOME	$762	$195	$1,634	$301
Less accrued perpetual preferred stock dividends	—	(8)	—	(16)

NET INCOME TO COMMON SHAREHOLDERS	$762	$187	$1,634	$285

NET INCOME (LOSS) PER SHARE TO COMMON SHAREHOLDERS:
Basic
Continuing operations, net of tax	0.24	0.07	0.51	0.14
Discontinued operations	$—	$(0.01)	$—	$(0.05)

Total	$0.24	$0.06	$0.51	$0.09

Diluted
Continuing operations, net of tax	$0.23	$0.07	$0.49	$0.13
Discontinued operations	$—	$(0.01)	$—	$(0.04)

Total	$0.23	$0.06	$0.49	$0.09

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	3,234,868	3,260,368	3,234,868	3,260,368

Diluted	3,340,497	3,261,948	3,328,673	3,262,448

See accompanying notes to these financial statements.

PACIFICA BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in thousands)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,634	$301
Adjustments to reconcile net income to net cash flows from operating activities
Provision for loan losses	(725)	(90)
Net amortization (accretion) of securities	13	48
Realized (gain)/loss on sold and called available-for-sale securities, net	(35)	(109)
Correspondent Bank stock dividends	(10)	(4)
Loss on disposal of fixed assets	2	—
Depreciation	230	248
Changes in operating assets and liabilities
Interest receivable	(38)	(20)
Other assets	(186)	(1,678)
Interest payable	(11)	315
Other liabilities	(251)	55

Net cash flows from (used by) operating activities	623	(934)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale investment securities	(4,632)	(23,977)
Proceeds from sales, calls, maturities and principal payments of available-for-sale securities	4,805	25,346
Net change in loans made to customers	(5,307)	(663)
Purchases of correspondent bank stock	(64)	(100)
Redemption of Federal Home Loan Bank stock	—	2
(Additions) to premises and equipment	(29)	(26)

Net cash flows from (used by) investing activities	(5,227)	582

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in noninterest-bearing deposits	1,658	(823)
Increase (decrease) in interest-bearing deposits	16,783	(5,163)
Increase (decrease) in other borrowings	(3,594)	(970)
Proceeds from exercise of stock options	51	—

Net cash flows from (used by) financing activities	14,898	(6,956)

NET CHANGE IN CASH AND CASH EQUIVALENTS	10,294	(7,308)
CASH AND CASH EQUIVALENTS, beginning of period	13,093	29,713

CASH AND CASH EQUIVALENTS, end of period	$23,387	$22,405

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$1,153	$1,217

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

NOTE 1. BASIS OF PRESENTATION

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial condition and the results of operations for the interim periods included herein have been made. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be anticipated for the remainder of the year. Certain amounts in the 2003 financial statements may have been reclassified to conform to the 2004 presentation. Certain income and expense items for 2003 have been adjusted to reflect the closure of the Company’s subsidiary, Pacifica Mortgage Company, during 2003. Income and expenses for Pacifica Mortgage Company are reported as “Loss from Discontinued Operations”. For additional information, refer to the audited financial statements and notes thereto included in Pacifica’s annual report on Form 10-K for the year ended December 31, 2003.

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

	(In Thousands, except for per share amounts)
	Three Months Ended June 30, 2004 (Pro Forma)	Three Months Ended June 30, 2003 (Pro Forma)
Net income from Company operations	$762	$195
Less accrued perpetual preferred stock dividends	—	(8)

Net income available to common shareholders	762	187
Additional compensation for fair value of stock options	(9)	(46)

Pro forma net income from Company operations	$753	$141

Net income per share available to common shareholders
Basic
As reported	$0.24	$0.06

Pro forma	$0.23	$0.04

Diluted
As reported	$0.23	$0.06

Pro forma	$0.23	$0.04

	(In Thousands, except for per share amounts)
	Six Months Ended June 30, 2004 (Pro Forma)	Six Months Ended June 30, 2003 (Pro Forma)
Net income from Company operations	$1,634	$301
Less accrued perpetual preferred stock dividends	—	(16)

Net income available to common shareholders	1,634	285
Additional compensation for fair value of stock options	(24)	(90)

Pro forma net income (loss) from Company operations	$1,610	$195

Net income (loss) per share available to common shareholders
Basic
As reported	$0.51	$0.09

Pro forma	$0.50	$0.06

Diluted
As reported	$0.49	$0.09

Pro forma	$0.48	$0.06

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

NOTE 3. INCOME TAXES

Because of unused net operating losses, Pacifica has not recognized a tax provision for the second quarter within the statement of income. Pacifica recognized a tax provision requiring the payment of $16,000 during the first quarter of 2004. Because of unused net operating losses, Pacifica was only required to pay 10% of the Alternative Minimum Tax (AMT). Pacifica was not required to recognize a tax provision during the first six months of 2003.

NOTE 4. LEASING ACTIVITIES

The Company sublet the Mortgage Company facility to a third party effective June 1, 2003. That sublease agreement was a month-to-month lease with a monthly rent of $4,000 and expired on December 31, 2003. That agreement was renewed under the same terms and was occupied for the first five months of 2004.

At June 30, 2004, Pacifica was in the process of subleasing the space previously occupied by the Mortgage Company. Subsequent to month-end, we successfully sublet the space with a monthly rent of $4,000 until December 31, 2005, at which time the tenant has the option to extend the sublease agreement until August 31, 2007 (when Pacifica’s original lease agreement expires), at a monthly rent of $4,200.

NOTE 5. SUBSQUENT EVENTS

Subsequent to quarter end, the Board of Directors approved a 5% stock dividend to shareholders of record at the close of business on September 15, 2004, to be paid on September 30, 2004. Each shareholder will receive 5 additional shares of common stock for every 100 shares owned at the close of business on September 15, 2004. No fractional shares will be issued. Stock options will be adjusted to reflect the stock dividend. Following payment of the stock dividend, the Company will have approximately 3,421,311 shares outstanding compared to 3,258,283 as of July 31, 2004.

NOTE 6. NEW ACCOUNTING PRONOUNCEMENTS

On March 31, 2004, the FASB issued Exposure Draft “Share-Based Payment - An Amendment to FASB Statement No. 123 and 95.” The Exposure Draft concluded that all companies should expense the fair value of employee stock options using the modified prospective grant-date measurement approach as defined in SFAS 123. Compensation cost would be recognized in the financial statements over the requisite service period. A final Statement is expected in the second half of 2004, which could become effective in 2005. Until a new Statement is issued, the provisions of SFAS 123 and SFAS 148 remain in effect.

PACIFICA BANCORP, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the unaudited condensed consolidated financial statements of Pacifica Bancorp, Inc. (“Pacifica” or the “Company”) and notes thereto presented elsewhere in this report.

Note regarding Forward-Looking Statements: This Form 10-QSB may contain “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs and assumptions based on currently available information, and we have not undertaken to update these statements except as required by the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder. Other than statements of historical fact regarding our financial position, business strategies and management’s plans and objectives for future operations are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” and “intend” and words or phrases of similar meaning, as they relate to Pacifica or management, are intended to help identify forward-looking statements. Although we believe that management’s expectations as reflected in forward-looking statements are reasonable, we cannot assure you that those expectations will prove to be correct. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include our ability to maintain or expand our market share or net interest margins, and to implement our marketing and growth strategies. Further, actual results may be affected by our ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; general trends in the local, regional and national banking industry, as well as any further similar events. In addition, there are risks inherent in the banking industry relating to collectibility of loans and changes in interest rates. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in our other filings with the FDIC and the SEC. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations.

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

Ongoing for 2004, as part of our effort to restructure and enhance our lending team, the Board of Directors promoted the Senior Vice President and Manager, Emily Yeh, from our Bellevue office commercial banking center (CBC) to Chief Lending Officer. In addition, we continue to focus on loans to small and medium-sized businesses while serving the Asian community with a high level of personal customer service. Our loan products include inventory and receivable financing, owner occupied loans, real estate investment loans, real estate development loans, and custom construction loans. We are also enhancing our business banking services with products such as Internet banking, cash management, and Merchant Visa with special emphasis on enhancing the relationships with our loan customers; particularly, we are targeting increased demand deposit balances to help fund our growth. Finally, our international department continues to meet the growing trade related requirements of our customers.

We continue to emphasize loan quality and have dramatically improved the quality of our loan portfolio. Our goal is to continue to grow our loan portfolio with good quality loans originated from our core constituencies.

During the first six months of 2004, we conducted a bank-wide staffing assessment with the assistance of Milliman U.S.A., Inc., a national global actuarial and benefit firm. As a result of this assessment, we reduced our staffing levels from 51 full-time equivalent employees at June 30, 2003, to 48 at June 30, 2004. We anticipate the current staffing levels will allow us to meet our forecasted level of growth in the foreseeable future.

Highlights for Second Quarter and First Half of 2004

Pacifica improved its financial performance substantially during the second quarter and first six months of 2004 compared to the same periods during 2003. This improvement in earnings was due to several factors in addition to a significant transfer of excess funds in the reserve for loan losses to earnings, including an increased net interest margin and no losses from discontinued operations.

Pacifica reported net income of $762,000, or $0.23 per diluted share for the second quarter of 2004, up 307% from net income of $187,000, or $0.06 per diluted share for the same period of 2003. Net income was $1.63 million or $0.49 per diluted share for the first six months of 2004, up 473% from a net income of $285,000, or $0.09 per diluted share for the same period of 2003.

During the first six months of 2004 we transferred $725,000 of excess funds in the reserve for loan loss ($395,000 during the first quarter and $330,000 during the second quarter), compared to $90,000 (all of which was transferred during the second quarter of 2003) during the first six months of 2003. Net income excluding the transfer of the excess loan loss reserve was $432,000 for the second quarter of 2004, as compared to a net income of $97,000 (which also excludes the transfer of excess reserves for loan losses) for the same period of 2003. Net income excluding the transfer of the excess loan loss reserves was $909,000 for the first six months of 2004, as compared to a net income of $195,000 (which also excludes the transfer of excess reserves for loan losses) for the same period of 2003. These transfers of excess reserves were due to continued improvement in the credit quality of our loan portfolio as well as the substantial amount of recoveries we received from previously charged-off loans during the first half of 2004.

We have also improved our core operating profit through an increased net interest margin. Pacifica’s net interest margin was 4.96% and 4.97% during the second quarter and first six months of 2004, respectively, compared to 4.30% and 4.22% during the same periods during 2003. This improvement in the net interest margin was due primarily to management’s effort to shift the balance sheet mix and associated income / expense through the increased average balances in the loan portfolio, the decreased cost on our interest-bearing liabilities, and the decreased interest expense on our mandatory redeemable preferred stock which was redeemed during the second half of 2003.

Other factors that have led to Pacifica’s financial performance include a very low tax provision resulting from the unused tax credit Pacifica received due to past losses, and continued improvements in asset quality. Management expects that Pacifica will incur higher tax expenses commencing in early 2005 as our unused tax credit is used up. The continued improvement in our asset quality has allowed for a decrease in loan collection expenses as well as a decrease in the allocation of funds to the reserve for loan losses for the year.

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

In November 2003, the FDIC and the Department conducted a joint examination and again acknowledged the progress the Bank had made. The regulators determined that the Bank should remain subject to a supervisory directive at least until the next regulatory examination which, we anticipate, will take place during the fourth quarter of 2004. As a result, effective February 24, 2004, a revised supervisory directive (the “Supervisory Directive”) was issued that modified and replaced the previous two supervisory directives issued on March 27, 2002 and February 25, 2003, respectively. Our business plan and operating budget have us on target for meeting the objectives set forth in the modified Supervisory Directive.

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

Net Income Available to Shareholders

Pacifica reported net income of $762,000, or $0.23 per diluted share for the second quarter of 2004, up 307% from net income of $187,000, or $0.06 per diluted share for the same period of 2003. Results of operations for the second quarter of 2004 improved substantially from the same period in 2003. The increase was due to several factors including a $330,000 transfer of excess funds from the allowance for loans losses into earnings (while in the same period of 2003, we transferred $90,000 into earnings), a higher net interest margin, and no losses from discontinued operations. Net income excluding the transfer of the excess loan loss reserve was $432,000 for the second quarter of 2004, as compared to a net income of $97,000 (excluding the transfer of excess reserve) for the same period of 2003. See below under “Analysis of Provision and Allowance for Loan Losses” for a discussion of the changes in the allowance during the second quarter and first six months of 2004 and 2003. Average earning assets increased to $162 million for the second quarter of 2004, up 8%, from $150.5 million for the same period of 2003. During the quarter ended June 30, 2004, net interest margin increased to 4.96%, as compared to 4.30% for the same period of 2003, a 66 basis point increase. Pacifica did not recognize a tax provision during the second quarter of 2004, but we anticipate our tax status to change in 2005 which will have an impact on net income available to shareholders in the future.

Net income was $1.63 million or $0.49 per diluted share for the first six months of 2004, up 473% from a net income of $285,000, or $0.09 per diluted share for the same period of 2003. The significant improvement was due to several factors including an increased transfer of excess loan loss reserves into earnings, a higher net interest margin, and no losses from discontinued operations. Net income improved dramatically even without the transfer of excess loan loss reserves to earnings. Net income excluding the transfer of excess loan loss reserves was $909,000 for the first half of 2004, up $714,000 from $195,000 (excluding the transfer of excess reserve) for the same period of 2003. During the six months ended June 30, 2004, net interest margin increased to 4.97%, as compared to 4.22% for the same period of 2003, up 75 basis points. For the six months ended June 30, 2004, average earning assets increased by 5% to $158.8 million, from $151.3 million for the same period of 2003.

Net Interest Income

Abbreviated average balance sheet and net interest income data for the periods are shown below:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in thousands)	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
Loans	$123,440	$106,759	$16,681	16%	$122,624	$106,648	$15,976	15%
Interest-bearing deposits in other banks	8,408	8,340	68	1%	7,408	10,030	(2,622)	-26%
Investments	23,511	22,786	725	3%	23,736	21,647	2,089	10%
Federal funds sold	5,979	12,491	(6,512)	-52%	4,423	12,812	(8,389)	-65%
Correspondent Bank stock	623	139	484	348%	619	135	484	359%

Total interest-earning assets	161,961	150,515	11,446	8%	158,810	151,272	7,538	5%

Total noninterest-earning assets	5,691	4,810	881	18%	5,608	4,526	1,082	24%

Total assets	$167,652	$155,325	$12,327	8%	$164,418	$155,798	$8,620	6%

Interest-bearing deposits	$127,029	$126,182	$847	1%	$124,499	$126,812	$(2,313)	-2%
Other borrowed funds	11,483	391	11,092	2837%	11,477	656	10,821	1650%
Mandatory redeemable preferred stock	—	2,000	(2,000)	-100%	—	2,000	(2,000)	-100%

Total interest-bearing liabilities	138,512	128,573	9,939	8%	135,976	129,468	6,508	5%

Noninterest-bearing deposits	14,480	12,812	1,668	13%	14,112	12,627	1,485	12%
Other noninterest-bearing liabilities	971	1,509	(538)	-36%	991	1,342	(351)	-26%
Stockholders’ equity	13,689	12,431	1,258	10%	13,339	12,361	978	8%

Total liabilities and stockholders’ equity	$167,652	$155,325	$12,327	8%	$164,418	$155,798	$8,620	6%

Total interest income	$2,567	$2,360	$207	9%	$5,085	$4,727	$358	8%
Total interest expense	557	742	(185)	-25%	1,142	1,532	(390)	-25%

Net interest income	$2,010	$1,618	$392	24%	$3,943	$3,195	$748	23%

Net interest margin	4.96%	4.30%			4.97%	4.22%

Net interest income is the difference between total interest income and total interest expense. Changes in net interest income are affected by several factors, including changes in average balances of earning assets and interest-bearing liabilities, changes in rates on earning assets and rates paid for interest-bearing liabilities, and the level of noninterest-bearing deposits and shareholders’ equity. Pacifica’s earning assets accounted for 97% of its total assets as of June 30, 2004 and 95% at year-end 2003. Loans are the highest-yielding component of Pacifica’s earning assets. Loans averaged 76% of Pacifica’s total earning assets during the second quarter and 77% during the first six months of 2004, compared to 71% in the same periods of 2003.

Net interest income for the second quarter of 2004 increased by $392,000, or 24%, to $2.0 million, compared to $1.6 million in the second quarter of 2003. The increase in net interest income reflects the effect of the repricing of time certificates of deposit and money market accounts to a lower average rate as well as the redemption of the Company’s mandatory redeemable preferred stock during the second half of 2003. The Company has also been focusing on improving its funding mix to include more non-interest bearing deposits and borrowed funds. Average non-interest bearing deposits and borrowed funds were $14.5 million and $11.5 million, respectively, for the second quarter of 2004 compared to $12.8 million and $391,000 for the same period during 2003. Compared with the second quarter of 2003, average earning assets increased approximately $11.5 million, or 8%, to $162.0 million while average interest-bearing liabilities increased $10.0 million, or 8%, to $138.5 million for the second quarter of 2004.

Due to the repricing of certificate of deposits and money market accounts to lower interest rates and the shift in the funding mix to rely less on time certificates and more on transaction accounts and borrowings, total interest expense decreased by $185,000, or 25%, during the second quarter of 2004 as compared to the same period of 2003. This decrease in the Company’s cost of funding earning assets is particularly noteworthy due to the fact that the average balance of interest bearing liabilities increased by $10.0 million compared to the same period during 2003.

Net interest income for the first six months of 2004 increased $748,000, or 23%, to $3.9 million, compared to $3.2 million in the same period of 2003. The increase in net interest income reflects the effect of the repricing of time certificates of deposit and money market accounts to a lower average rate as well as the redemption of the Company’s mandatory redeemable preferred stock during the second half of 2003. The Company has also been focusing on improving its funding mix to include more non-interest bearing deposits and borrowed funds. Average non-interest bearing deposits and borrowed funds were $14.1 million and $11.5 million, respectively, for the first six months of 2004 compared to $12.6 million and $656,000 for the same period during 2003. Compared with the same period of 2003, average earning assets increased approximately $7.5 million, or 5%, to $158.8 million while average interest-bearing liabilities increased $6.5 million, or 5%, to $136.0 million for the first six months of 2004.

Net interest margin (net interest income divided by average earning assets) was 4.96% in the second quarter of 2004, compared with 4.30% for the same period of 2003. The increase in net interest margin reflects the positive effect of our efforts to lower the cost of deposits. The average yield on earning assets increased to 6.34% during the second quarter of 2004 from 6.27% in the same period of 2003, an increase of 7 basis points. In contrast, the average cost of interest-bearing liabilities for the second quarter of 2004 decreased to 1.61% from 2.31% in the same period of 2003, a decrease of 70 basis points. Interest expense on borrowings related to the Mortgage Company during 2003 has been included in the total loss from discontinued operations.

For the first six months of 2004, net interest margin increased to 4.97% from 4.22% for the same period in 2003. The average yield on interest-earning assets increased to 6.40% in the first six months of 2004, compared with 6.25% in the same period of 2003. Meanwhile, the average cost of interest-bearing liabilities decreased to 1.68%, during the first six months of 2004 from 2.37% for the same period of 2003. This improvement on interest expense is due to several factors including lower average balances on interest bearing deposits, lower rates on interest bearing deposits, the redemption of the Company’s preferred stock, and increased average non-interest bearing deposit balances.

The increase in average yield on earning assets is primarily due to increased average loan balances during the first six months of 2004. Our interest-bearing liabilities have continued to reprice to lower levels while our interest-earning assets have also repriced lower, however, not as dramatically as our liabilities. Due to the low interest rate environment as well as the strong competition among financial institutions, our yield on the loan portfolio declined but the average balances on the loan portfolio have increased more than enough to offset the decline in the yield on loans. Over the course of the past two years and the first six months of 2004, Pacifica has lowered its cost of deposits, resulting in a positive impact on our net interest margin. At June 30, 2004, Pacifica had $74.3 million in time certificates of deposits. Approximately $30.5 million of those time deposits are expected to reprice in the third quarter of this year. Management believes this repricing will slightly increase our overall cost of funds during the third quarter of 2004 which we anticipate will be largely offset by the repricing of our variable rate assets.

Average loans (net of deferred loan fees) were approximately $123.4 million in the second quarter of 2004, up $16.7 million from $106.7 million for the same period of 2003. Yield on the loan portfolio (net of deferred loan fees) averaged 7.09% in the second quarter of 2004, compared to 7.39% in the same period of 2003. For the six months ended June 30, 2004, average loans (net of deferred loan fees) were approximately $122.6 million, up $16 million from $106.6 million for the same period of 2003. Yield on the loan portfolio (net of deferred loan fees) averaged 7.08% in the six months ended June 30, 2004, compared to 7.46% in the same period of 2003. Yield on the loan portfolio decreased due to the current interest rate environment and strong competition among financial institutions, but the decrease in yield was offset by the increase in loan volume.

During the second quarter of 2004, average interest-bearing deposits were $127 million, a slight increase of $847,000, or 1%, from $126.2 million during the same period of 2003. The cost of interest-bearing deposits decreased to 1.53% in the second quarter of 2004, from 2.23% for the second quarter of 2003. For the six months ended June 30, 2004, average interest-bearing deposits were $124.5 million, a decrease of $2.3 million compared to the same period of 2003. The cost of interest-bearing deposits averaged 1.59% in the six months ended June 30, 2004, compared to 2.29% in the same period of 2003.

Income on interest-earning deposits, correspondent bank stock and federal funds sold totaled $40,000 and $67,000, respectively, for the second quarter and the six months ended June 30, 2004, a decrease of $23,000 and $72,000 when compared to the same periods of 2003. The average yield on investments was 5.79% and 5.72%, respectively, for the second quarter and the first six months of 2004, as compared to 5.68% and 5.63% for the same periods of 2003.

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

Noninterest Income

Noninterest income decreased by $26,000, or 11%, to $201,000 in the second quarter of 2004, compared with $227,000 for the same period in 2003. The decrease for the second quarter was due primarily to the $76,000 decline in net gains on sold and called securities for the second quarter of 2004 compared to the same period during 2003 as no securities were called or sold during the second quarter of 2004. Service charges on deposits were down for the second quarter while international banking service fees and appreciation of Bank Owned Life Insurance (BOLI) were up. For the first six months of 2004, noninterest income increased by $4,000, or 1%, to $420,000 as compared to $416,000 in the same period of 2003. This increase in noninterest income is particularly noteworthy due to the decrease in net gains on called or sold securities of $74,000 for the first six months of 2004 as compared to the same period during 2003. International banking service fee income increased as well as BOLI income and other related income. Service charges on deposits decreased for the first six months of 2004 compared to the same period during 2003.

Noninterest Expense

Noninterest expense increased $62,000, or 4%, for the second quarter of 2004 to $1.78 million, and $186,000, or 6%, to $3.4 million for the first six months of 2004, compared with the same periods in 2003. The increases resulted primarily from an increase in salary and benefit expenses due to the monthly accrual for the employee incentive plan which was designed to enhance overall Company performance.

Salaries and employee benefits expenses were approximately $974,000 and $1.9 million for the second quarter and first six months of 2004, respectively, up $103,000, or 12%, and $222,000, or 13%, from the same periods of 2003. The increase was primarily a result of the monthly employee incentive accrual and the lender incentive plan the Company has in place to encourage long-term loan growth. During 2003, the Board of Directors ensured improved financial performance before authorizing an employee bonus which was recorded in December of 2003. For 2004, due to improved financial performance, the Board has authorized a monthly bonus accrual which will be distributed during the first quarter of 2005, assuming the Company achieves its targeted performance levels. Pacifica had 48 full-time equivalent employees at June 30, 2004, compared with 51 full-time equivalent employees at June 30, 2003. Salaries and employee benefit expenses related to the Mortgage Company were included in the loss from discontinued operations for the second quarter and first six months of 2003.

Occupancy and equipment expense was $315,000 for the second quarter of 2004 and $628,000 for the first six months of 2004, down $4,000 or 1% and $5,000 or 1%, respectively, from the same periods in 2003. The slight decrease in occupancy and equipment expense for the second quarter and first six months of 2004 was due primarily to a decrease in fixed asset depreciation expense. Expense on computer software maintenance was higher for the first six months of the year which was offset by a lower building and lease expense and lower furniture and fixture expense. The Company sublet the Mortgage Company facility to a third party effective June 1, 2003. That sublease agreement expired on December 31, 2003, but was renewed on a monthly basis and occupied for the first five months of 2004. Pacifica actively marketed the available space during June 2004 and subsequent to month-end we have successfully sublet the space through 2005.

Total other expenses were $490,000 in the second quarter of 2004 and $866,000 for the first six months of 2004, down $37,000, or 7%, and $31,000, or 3%, respectively, from the same periods in 2003. The decreases were due primarily to the decreased cost of the FDIC assessment and loan collection expenses due to the improvement of the credit quality in the loan portfolio.

Analysis of Financial Condition

During the first six months of 2004, management focused on generating loan growth, increasing the net interest margin, and improving efficiency while continuing to recover losses from previously charged off loans. At June 30, 2004, Pacifica had assets of $177.9 million, an increase of $16 million, or 10%, from $161.9 million at December 31, 2003. Shareholders’ equity was $14.1 million at June 30, 2004, up $1.46 million, or 12%, from $12.6 million at December 31, 2003. Net loans increased $6 million, or 5%, to $120.6 million at June 30, 2004 from $114.5 million at December 31, 2003. The Company’s available for sale securities portfolio decreased $492,000, or 2%, to $26.9 million at June 30, 2004 from $27.4 million at December 31, 2003. Deposits increased 14% to $152.2 million at June 30, 2004 from $133.7 million at December 31, 2003.

Pacifica’s return on average assets (ROA) and return on average equity (ROE) improved substantially during the second quarter and first six months of 2004 compared to the same periods during 2003. The increase in both ROA and ROE for the second quarter and the first six months is primarily due to higher transfers of excess reserves for loan losses into earnings, a higher net interest margin, and no losses from discontinued operations. Annualized return on average assets (ROA) was 1.82% and 1.99% for the second quarter and the first six months of 2004, respectively, compared to ..48% and .37% for the same periods in 2003. Annualized return on average stockholders’ equity (ROE) was 22.27% and 24.50% for the second quarter and the first six months of 2004, respectively, compared to 6.02% and 4.61% for the same periods of 2003. ROA excluding the transfer of excess loan loss reserves would have been 1.03% and 1.11% for the second quarter and the first six months of 2004, respectively, compared to .25% for the second quarter and the first six months of the same periods during 2003. ROE excluding the transfer of excess loan loss reserves would have been 12.62% and 13.63% for the second quarter and the first six months of 2004, respectively, compared to 3.12% and 3.16% for the same periods during 2003. Even without the transfer of excess loan loss reserves, Pacifica substantially improved its financial performance during the second quarter and first six months of 2004 compared to the same periods during 2003 due to higher loan balances and lower funding costs. The Company’s average equity to average assets ratio was 8.17% and 8.0%, respectively, for the quarters ended June 30, 2004 and 2003. Average equity to average assets ratio was 8.11% and 7.93%, respectively, for the first six months ended June 30, 2004 and 2003.

Investment Activities

Pacifica’s investment portfolio is an important source of liquidity and interest income. The Company’s total investment portfolio includes Federal Home Loan Bank of Seattle (“FHLB”) stock, correspondent bank stock, available-for-sale securities, and time certificates with other banks. At June 30, 2004, the Company had no held-to-maturity or trading securities. All securities are classified as available-for-sale and are carried at fair value. Management uses securities as part of its asset/liability management strategy. Securities may be sold in response to interest rate changes or changes in investment ratings and as a source of liquidity to fund loan growth.

The Company’s total investment portfolio decreased by $418,000, or 1%, from $28.1 million at year-end 2003 to $27.8 million at June 30, 2004. During the first half of 2004, the Company sold available-for-sale securities of approximately $3 million, had $1 million mature, and realized a net gain of $35,000. The Company sold the above $3 million in investment securities during the first quarter of 2004 in order to help fund loan growth. The Company also had the above maturity in the amount of $1 million which was a corporate bond, as well as monthly pay-downs on mortgage backed securities in the amount of $783,000. Pacifica also purchased $4 million in investment securities during the first half of 2004 in order to invest a portion of its excess cash balances. Pacifica is a stockholder in the Federal Home Loan Bank of Seattle (“FHLB”). As of June 30, 2004 and December 31, 2003, Pacifica owned FHLB stock of $528,000 and $454,000, respectively. Pacifica also owned $100,000 stock in a “banker’s bank” that has no readily available market price and is carried at cost. Available-for-sale securities were $26.9 million and $27.4 million at June 30, 2004 and December 31, 2003, respectively. As of June 30, 2004, U.S. government agency securities comprised 79% of the securities portfolio, with mortgage-backed securities at 12% and corporate debt securities at 9%. Purchases totaled $4.63 million while maturities, sales, calls and principal paydowns totaled $4.8 million. The Company pledges the majority of its investment portfolio as collateral for borrowing to ensure adequate liquidity and flexibility.

The following table shows the amortized cost and estimated fair value of securities available-for-sale at the dates indicated:

	(In Thousands)
	June 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses Greater Than 12 Months	Estimated Fair Value
Available-for-Sale Securities
U.S. Government agencies	$21,800	$—	$(560)	$—	$21,240
Mortgage-backed securities	3,216	—	(55)	(49)	3,112
Corporate debt securities	2,507	9	—	—	2,516

TOTAL INVESTMENT SECURITIES	$27,523	$9	$(615)	$(49)	$26,868

	(In Thousands)
	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses Greater Than 12 Months	Estimated Fair Value
Available-for-Sale Securities
U.S. Government agencies	$19,158	$—	$(340)	$—	$18,818
Mortgage-backed securities	3,995	—	(95)	(2)	3,898
Corporate debt securities	4,521	123	—	—	4,644

TOTAL INVESTMENT SECURITIES	$27,674	$123	$(435)	$(2)	$27,360

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. There are approximately fifteen investment securities with unrealized losses. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Lending Activities

Loan Portfolio Composition.

Pacifica originates a wide variety of loans to small-to-medium sized businesses and individuals. The following table sets forth the loan portfolio composition by type of loan at the dates indicated:

	June 30, 2004		December 31, 2003
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial and industrial loans	$32,830	27%	$33,106	28%
Real estate - construction	27,098	22%	24,137	21%
Real estate - mortgage	62,249	50%	59,069	51%
Consumer and other	989	1%	1,049	1%

	123,166	100%	117,361	101%
Less deferred loan fees	(516)	0%	(591)	-1%

Total loans	$122,650	100%	$116,770	100%

At June 30, 2004, total loans increased by $5.9 million, or 5%, to $122.7 million from $116.8 million at year-end 2003. Real estate construction and real estate mortgage loans were the categories that contributed to the increase. Real estate construction loans increased $3 million, or 12%; while real estate mortgage loans increased $3.2 million, or 5%. Commercial loans decreased by $276,000, or 1%, while consumer and other loans declined by $60,000. During the first six months of 2004, we generated approximately $18.1 million in new loans and advanced approximately $63.6 on existing loans. Approximately $19 million in loan payoffs and $56.9 million in principal pay downs were received during the first half of 2004.

Pacifica’s commercial loan portfolio includes loans to businesses in the manufacturing, wholesale, retail, service, agricultural, and construction industries, primarily located in western Washington. As of June 30, 2004, there was no significant concentration of loans to any particular group of customers engaged in similar activities and having similar economic characteristics. However, due to the limited scope of Pacifica’s primary market area, a substantial geographic concentration of credit risk exists and, as a result, localized economic downturns can be expected to have a more pronounced effect on Pacifica than they might with a similar but more geographically diversified company.

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

The Company had three nonperforming loans at June 30, 2004, totaling $492,000, compared to none at December 31, 2003. During the first half of 2004 the Company charged-off $12,000 of one of these nonperforming loans and placed the remaining balance of $68,000 on nonaccrual. The remaining balance is 100% guaranteed by a government agency (SBA) and had an outstanding balance of $65,000 at June 30, 2004. Subsequent to quarter-end this loan paid-off in full. The other two nonperforming loans are both secured and in the process of collection and management expects to collect the outstanding balances during the second half of 2004. One of these loans is in the amount of $306,000 and the other loan has a balance of $121,000.

Nonperforming loans are also considered impaired loans. The Company considers a loan impaired when it is probable the Company will not be able to collect all amounts as scheduled under a loan agreement. The Company had a $1.1 million impaired loan balance at June 30, 2004, consisting of four loans, all three nonperforming loans and a $584,000 loan partially secured by real estate with specific reserves in the amount of $399,000. The borrower on the $584,000 loan is currently in compliance with the terms of the loan, but management has concerns about an adequate source of repayment. We received payments in the amount of $90,000 during the first half of 2004 on this loan.

Subsequent to June 30, 2004, Pacifica placed an additional loan on nonaccrual in the amount of $245,000. This loan is considered nonperforming but management anticipates collection of the principal balance upon the sale of the underlying property which we expect within the next 90 days. This loan was placed on nonaccrual due to a decline in the borrower’s capacity to adequately service the payments on this loan.

Recoveries on previously charged off loans totaled $585,000 during the first six months of 2004. This substantial amount of recoveries was largely unanticipated and we do not expect additional recoveries to continue at the high rate experienced over the past several quarters. Due to management’s assessment of the Company’s allowance for loan loss balance, $725,000 of excess funds from the allowance for loan losses were transferred into earnings during the first half of 2004, $395,000 during the first quarter and an additional $330,000 during the second quarter. As noted above, one loan was partially charged off during the first six months of 2004 in the amount of $12,000.

Potential problem loans are loans that are performing and are not on nonaccrual, past due, or restructured, but about which management has significant doubts about the borrower’s ability to comply with the repayment terms and which later may be included in nonaccrual, past due, or restructured loans. We had $584,000 in potential problem loans at June 30, 2004, compared to $943,000 at year-end 2003, a reduction of $359,000, or 38%. The potential problem loans at June 30, 2004, consisted of one loan, the $584,000 impaired loan mentioned above. Management does not anticipate the current level of potential problem loans to substantially increase in the following quarters. The Company has made significant improvement in reducing classified assets over the past two years. Due to significant improvements in the credit quality of the loan portfolio, the Company no longer has credit quality covenants included in the current Supervisory Directive. See additional discussion under Supervisory Directive.

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

Pacifica’s loan loss analysis procedure emphasizes early detection of loan losses. The Company significantly increased its allowance for loan losses through additional provisions during 2001. During 2002, we achieved significantly greater than expected net recoveries on charged-off loans, including a large insurance settlement, and significantly reduced the amount of our classified assets. The Company has continued to improve its asset quality and reduce the amount of classified assets during 2003 and into 2004. No additions to the allowance for loan losses were made during 2002, 2003, or the first half of 2004 except for recoveries from previously charged off loans. At June 30, 2004, the allowance for loan losses was $2.08 million, or 1.69% of total loans, compared to $2.23 million, or 1.91% of total loans, at December 31, 2003. The $152,000 decrease from year-end 2003 represents the net effect of recoveries from previously charged off loans, transfers of excess reserves, and additional loan charge-offs. Management believes the current balance of the allowance for loan losses is adequate to provide against current potential losses in light of our current loan portfolio, including the increase in nonperforming loans subsequent to quarter-end, and existing economic conditions.

The following table sets forth information regarding changes in Pacifica’s allowance for loan losses:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2004	2003	2004	2003
Balance at beginning of period	$2,366	$2,944	$2,230	$2,919
Charge-offs	—	(275)	(12)	(275)
Recoveries	42	—	585	25
Provision for loan losses	(330)	(90)	(725)	(90)

Balance at end of period	$2,078	$2,579	$2,078	$2,579

Ratio of net charge-offs to average loans outstanding during the period	-0.03%	0.26%	-0.47%	0.23%

Liquidity and Sources of Funds

Asset/Liability and Liquidity Management

The primary function of asset/liability management is to ensure adequate liquidity and maintain an appropriate balance between interest-sensitive earning assets and liabilities. Liquidity management focuses on Pacifica’s ability to meet the financial demands of depositors, creditors and borrowers. Pacifica actively manages the levels, types and maturities of earning assets in relation to the funding sources available to ensure that adequate funding will be available at all times. In addition, the Supervisory Directive temporarily limits the Bank’s ability to pay dividends other than those necessary to service existing holding company debt, which is subject to regulatory approval. Management believes the Bank’s current liquidity is adequate to meet its operating requirements.

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

Cash. Cash and cash equivalents at June 30, 2004, totaled $23.4 million, up 4% from $22.4 million at June 30, 2003.

Cash from (used by) Operating Activities. Net cash provided by operating activities totaled $623,000 in the first six months of 2004, up from net cash used by operating activities of $934,000 in the same period of 2003. This increase was caused primarily by the increase in net income and the reduction in cash used to purchase other assets.

Cash from (used by) Investing Activities. Net cash used by investing activities was $5.2 million during the first six months of 2004, as compared to net cash provided by investing activities of $582,000 in the same period of 2003. Net funding for new loans primarily came from the increased deposits. Cash from investing activities for the first half of 2003 came from proceeds from called and sold investment securities.

Cash from (used by) Financing Activities. In the first six months of 2004, net cash provided by financing activities totaled $14.9 million, up from net cash used by financial activities of $7.0 million in first half of 2003, as the result of an increase in deposits of $18.4 million compared to a decrease of $5.9 million during the first six months of 2004 and 2003, respectively. Cash was used to help fund loan growth during the first quarter of 2004. A large portion of the increase in deposits came from short-term deposits during the last week of the month of June and subsequently left the Bank during the first week of July.

Deposits

Pacifica seeks to attract deposits in its primary market area by pricing its products competitively and delivering quality service. Pacifica offers various types of deposit accounts, including checking, savings, money market accounts and a variety of certificates of deposit accounts.

Total deposits increased by $18.4 million, or 14%, to $152.2 million at June 30, 2004, compared to $133.7 million at December 31, 2003. Noninterest-bearing deposits increased by $1.7 million, or 11%, to $16.5 million at June 30, 2004, from $14.8 million at December 31, 2003. During the same period, interest-bearing deposits increased $16.8 million, or 14%, to $135.6 million, with the increase attributable to increased money market deposits and increased escrow deposit balances at the end of June 2004.

During the last week of June, the Bank received an unusually high amount of escrow deposits which subsequently left after month-end. This “spike” in deposits led to a higher asset size than is typical as the short-term deposits were invested in overnight cash and fed funds sold. Average interest-bearing deposits were $127 million during the second quarter compared to ending interest-bearing deposits of $135.6 million. We are focused on taking steps to optimize the size and mix of our deposit portfolio to meet our loan growth needs and to maximize our net interest margin. Management is currently developing strategies to promote our noninterest bearing deposit products to optimize our funding mix as well as our earnings.

Time deposits accounted for $74.3 million, or 54.75% of the total interest-bearing deposits at June 30, 2004, down from $76.3 million, or 64.21% of the total interest-bearing deposits at December 31, 2003. The total dollar amount of time certificates and time certificates as a percent of total interest bearing liabilities declined. In comparison, money market deposits increased to $41.7 million, or 30.74% of the total interest-bearing deposits at June 30, 2004, from $34.9 million, or 29.4% of the total interest-bearing deposits at December 31, 2003, and NOW accounts increased to $19.3 million, or 14.19% of the interest-bearing deposits at June 30, 2004, from $7 million, or 5.9% of the interest-bearing deposits at December 31, 2003.

Borrowings

At June 30, 2004 and December 31, 2003, Pacifica had liabilities to the U.S. Treasury in the amount of $103,000 and $6,000, respectively, representing Treasury Tax and Loan balances.

Pacifica obtained a $3.5 million line of credit through one of our correspondent banks in September 2003 which was used to redeem all of the Company’s outstanding preferred stock (mandatory redeemable and perpetual) and to cover expenses at the holding company level related to preferred stock dividends and other operating expenses. Due to our improved financial performance as well as our relatively strong capital position, we requested regulatory approval for the Bank to pay a dividend to the Company in order to pay down up to $2.5 million of our outstanding balance on this line. During April 2004, we were given approval to pay such a dividend subject to compliance with our current Supervisory Directive. We paid down $2.5 million of this line by the end of April 2004. At June 30, 2004, the outstanding balance on this line was $66,000. Subsequent to June 30, 2004, the Company paid off the remaining $66,000 balance on this line of credit.

Under generally accepted accounting principles and the reporting guidelines of the Federal Reserve Board, the Company’s Limited Life Preferred stock was accounted for as subordinated debt, while the Company’s Perpetual Preferred stock was accounted for as equity. The current line of credit is collateralized by the Company’s Pacifica Bank stock and subject to certain restrictive covenants including, among others, requirements with regards to capital ratios, ROA, loan loss reserve ratios and lender’s prior approval on certain transactions. As of June 30, 2004, the Company was in compliance with its covenants. Interest on this loan is at the lender’s prime rate plus 0.50% and is paid quarterly.

At June 30, 2004, the Company had additional short-term funding sources available totaling $27.1 million with variable interest rates and collateralized by $20.3 million of investment securities. There were $10.6 million and $11.8 million outstanding under these agreements as of June 30, 2004 and December 31, 2003, respectively. All of the $10.6 million outstanding was attributed to Federal Home Loan Bank (FHLB) fix rate advances with maturities ranging from 1-4 years. We anticipate some additional borrowings during the second half 2004 to fund our loan growth and replace a portion of the Company’s time certificates of deposit.

Capital and Capital Ratios

Pacifica’s shareholders’ equity at June 31, 2004, was $14.1 million, up 12% from $12.6 million at December 31, 2003. Shareholders’ equity was 7.91% of total assets at June 30, 2004, compared to 7.79% at December 31, 2003.

The primary reason for the increase in the Company’s shareholders’ equity since December 31, 2003, was the net income for the six months of $1.6 million. The accumulated deficit decreased from $3.1 million at year-end 2003 to $1.5 million at June 30, 2004, due to the net income of $1.6 million. Accumulated other comprehensive losses increased by $225,000 to ($432,000) as of June 30, 2004 from ($207,000) at December 31, 2003, due to an increase in unrealized losses on available-for-sale securities, net of tax effect.

Preferred Stock

At June 30, 2004, the Company had no outstanding preferred stock. On September 30, 2003, the Company redeemed the outstanding balance of the Limited Life Preferred Stock in its entirety with proceeds from a $2 million borrowing from a correspondent bank. On December 29, 2003, the Company redeemed the outstanding balance of the Perpetual Preferred stock in its entirety with proceeds from a $350,000 borrowing from a correspondent bank. See additional discussion under Borrowings.

Regulatory Capital Requirements

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

The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk. The Supervisory Directive discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” requires Pacifica Bank’s Tier 1 Leverage Capital ratio to be maintained at 8% or higher. The Bank’s Tier 1 leverage capital ratio was 8.71% as of June 30, 2004. Banks with capital ratios below the required minimum are subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

The FDIC has established qualifications necessary for classification as a well-capitalized bank, primarily for assignment of FDIC insurance premium rates. The following table sets forth the current regulatory requirements for capital ratios that are applicable to Pacifica, compared with Pacifica’s capital ratios at the dates indicated. The table illustrates that Pacifica’s capital ratios exceeded the regulatory capital requirements and Pacifica qualified as “well-capitalized” at June 30, 2004 and December 31, 2003.

			June 30, 2004		December 31, 2003
Capital Ratios	Regulatory Minimum	To Be Well Capitalized	Pacifica’s Actual Ratio	The Bank’s Actual Ratio	Pacifica’s Actual Ratio	The Bank’s Actual Ratio
Tier I Capital to Risk-Weighted Assets Ratio	4.00%	6.00%	10.33%	10.40%	9.80%	11.77%
Total Capital to Risk-Weighted Assets Ratio	8.00%	10.00%	11.58%	11.66%	11.06%	13.02%
Tier 1 Leverage ratio	4.00%	5.00%	8.65%	8.71%	8.27%	9.94%

Market for Common Equity

Pacifica’s stock is restricted and is not listed on any exchange or traded on the over-the-counter market. No broker makes a market in Pacifica’s common stock, and sales are minimal. Due to the limited information available, the following price information may not accurately reflect the actual market value of Pacifica’s shares. The following are the high and low sales prices for Pacifica’s stock between individual investors, for transactions known to Pacifica, during the past six quarters. During the second quarter of 2004, only two stock sale transactions took place for a total of 2,000 shares at $6.00 per share.

	2004		2003
	High	Low	High	Low
First quarter	$6.50	$5.50	$5.15	$4.00
Second quarter	6.00	6.00	5.00	4.00
Third quarter			4.75	3.90
Fourth quarter			5.25	4.80

Subsequent to quarter end, the Board of Directors approved a 5% stock dividend to shareholders of record at the close of business on September 15, 2004, to be paid on September 30, 2004. Each shareholder will receive 5 additional shares of common stock for every 100 shares owned at the close of business on September 15, 2004. No fractional shares will be issued. Stock options will be adjusted to reflect the stock dividend. Following payment of the stock dividend, the Company will have approximately 3,421,311 shares outstanding compared to 3,258,283 as of July 31, 2004.

Capital Expenditures and Commitments.

The Company had no material capital expenditures or commitments at June 30, 2004.

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

PACIFICA BANCORP, INC.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On April 27th, 2004, the Annual Shareholders’ Meeting was held in Bellevue, Washington. The following are the results of the matters voted upon:

(a)	Election of “Class 3 Directors” to serve a three year term on the Company’s Board

Class 3 Directors – term expires with 2007 annual meeting:

John A. Kennedy

Votes for -	1,758,861
Votes against -	9,000
Votes abstaining -	20,000

Yi-Heng Lee

Votes for -	1,756,821
Votes against -	11,040
Votes abstaining -	20,000

Robert E. Peterson

Votes for -	1,758,861
Votes against -	9,000
Votes abstaining -	20,000

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

11.	Computation of per share earnings

31.	Certification of Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Pacifica did not file any reports on Form 8-K during the second quarter of 2004.

PACIFICA BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFICA BANCORP, INC.

Date: August 12, 2004	By	/s/ John A. Kennedy
John A. Kennedy
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2004	By	/s/ John D. Huddleston
John D. Huddleston
Executive Vice President,
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)