Form 10QSB
period 2004-09-30
PACIFICA BANCORP INC
filed 2004-11-12
CIK 1133862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the issuer’s classes of common equity as of October 31, 2004:

Common Stock - 3,421,210 shares outstanding

-i-

PACIFICA BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFICA BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2004	December 31, 2003
(Dollars in thousands)	(unaudited)

ASSETS
Cash and due from banks	$3,007	$3,658
Interest-bearing cash	7,433	5,010
Federal funds sold	7,783	4,425

Total cash and cash equivalents	18,223	13,093
Interest-bearing deposits in other banks	257	257
Securities available-for-sale, at fair value	24,368	27,360
Correspondent Bank stock, at cost	633	554

Total investments	25,258	28,171
Loans	125,339	116,770
Less allowance for loan losses	(2,092)	(2,230)

Total loans, net	123,247	114,540
Bank premises and equipment, net	1,718	2,019
Accrued interest receivable	756	762
Other	3,471	3,284

Total other assets	5,945	6,065

TOTAL ASSETS	$172,673	$161,869

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$16,833	$14,846
Interest-bearing	129,343	118,866

Total deposits	146,176	133,712
Accrued interest payable	605	615
Other accrued liabilities	455	608
Other borrowings	10,495	14,320

Total other liabilities	11,555	15,543

Total liabilities	157,731	149,255

SHAREHOLDERS’ EQUITY
Common stock, no par value, 10,000,000 shares authorized, 3,421,210 and 3,233,008 shares issued and outstanding at September 30, 2004, and December 31, 2003	16,329	15,914
Accumulated deficit	(1,184)	(3,093)
Accumulated other comprehensive income (loss), net of tax	(203)	(207)

Total shareholders’ equity	14,942	12,614

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$172,673	$161,869

See accompanying notes to these consolidated financial statements.

PACIFICA BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except for per share data)	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INTEREST INCOME
Loans, including fees	$2,193	$1,974	$6,532	$5,953
Investments and interest-bearing deposits	357	390	1,082	1,063
Federal funds sold	14	21	35	96

Total interest income	2,564	2,385	7,649	7,112

INTEREST EXPENSE
Deposits	491	633	1,480	2,088
Borrowings	64	12	217	12
Mandatory redeemable preferred stock	—	38	—	115

Total interest expense	555	683	1,697	2,215

NET INTEREST INCOME	2,009	1,702	5,952	4,897
PROVISION FOR LOAN LOSSES	—	—	(725)	(90)

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	2,009	1,702	6,677	4,987

NONINTEREST INCOME
Service fees	22	40	80	119
Other income	146	134	473	362
Gain on sold and called available for sale securities	3	10	38	119

Total noninterest income	171	184	591	600

NONINTEREST EXPENSES
Salaries and employee benefits	927	933	2,871	2,655
Occupancy and equipment	312	339	940	972
Other expenses	378	388	1,244	1,285

Total noninterest expenses	1,617	1,660	5,055	4,912

INCOME FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	563	226	2,213	675
INCOME TAXES	—	—	(16)	—

INCOME FROM CONTINUING OPERATIONS	563	226	2,197	675
Loss from discontinued operations	—	(9)	—	(157)

NET INCOME	$563	$217	$2,197	$518
Less perpetual preferred stock dividends	—	(7)	—	(23)

NET INCOME TO COMMON SHAREHOLDERS	$563	$210	$2,197	$495

NET INCOME (LOSS) PER SHARE TO COMMON SHAREHOLDERS:
Basic
Continuing operations, net of tax	0.17	0.07	0.67	0.19
Discontinued operations	$—	$(0.01)	$—	$(0.05)

Total	$0.17	$0.06	$0.67	$0.14

Diluted
Continuing operations, net of tax	0.16	0.07	0.65	0.19
Discontinued operations	$—	$(0.01)	$—	$(0.05)

Total	$0.16	$0.06	$0.65	$0.14

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	3,285,640	3,423,386	3,257,557	3,423,386

Diluted	3,451,980	3,423,498	3,400,465	3,425,072

See accompanying notes to these consolidated financial statements.

PACIFICA BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in thousands)	2004	2003
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,197	$518
Adjustments to reconcile net income to net cash flows from operating activities
Provision for loan losses	(725)	(90)
Net amortization (accretion) of securities	35	91
Realized (gain)/loss on sale of available-for-sale securities, net	(38)	(119)
(Gain)/loss on sale of fixed assets	—	11
Correspondent bank stock dividends	(15)	(6)
Depreciation	340	359
Changes in operating assets and liabilities
Accrued interest receivable	6	29
Other assets	(187)	(1,673)
Accrued interest payable	(10)	73
Other liabilities	(153)	(110)

Net cash flows from (used by) operating activities	1,450	(917)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale investment securities	(4,632)	(38,152)
Proceeds from sales, maturities, calls and principal payments of available-for-sale securities	7,633	29,190
Purchases of correspondent bank stock	(64)	(246)
Proceeds from redemption of Federal Home Loan Bank stock	—	2
Net change in loans made to customers	(7,982)	49
Additions to premises and equipment	(41)	(31)
Proceeds from sale of fixed assets	—	8

Net cash flows from (used by) investing activities	(5,086)	(9,180)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in noninterest-bearing deposits	1,987	2,483
Increase (decrease) in interest-bearing deposits	10,477	(7,510)
Increase (decrease) in other borrowings	(3,825)	4,965
Proceeds from exercise of stock options	127	—
Dividends on perpetual preferred stock	—	(29)
Redemption of mandatory redeemable preferred stock	—	(2,000)

Net cash flows from (used by) financing activities	8,766	(2,091)

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,130	(12,188)
CASH AND CASH EQUIVALENTS, beginning of period	13,093	29,713

CASH AND CASH EQUIVALENTS, end of period	$18,223	$17,525

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$1,707	$2,142

See accompanying notes to these consolidated financial statements.

PACIFICA BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pacifica Bancorp, Inc. (“Pacifica” or the “Company”) is a bank holding company for Pacifica Bank (the “Bank”). The Company was organized under the laws of the State of Washington in October 2000 and is headquartered in Bellevue, Washington. The Bank commenced operations in October of 1998. Our primary market area is King County, Washington, and we focus primarily on financial service solutions for small and medium size businesses, professionals, various Asian communities, and consumers.

NOTE 1. BASIS OF PRESENTATION

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial condition and the results of operations for the interim periods included herein have been made. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be anticipated for the remainder of the year. Certain amounts in the 2003 financial statements may have been reclassified to conform to the 2004 presentation. Certain income and expense items for 2003 have been adjusted to reflect the closure of the Company’s subsidiary, Pacifica Mortgage Company, during 2003. Income and expenses for Pacifica Mortgage Company are reported as “Loss from Discontinued Operations”. For additional information, refer to the audited financial statements and notes thereto included in Pacifica’s annual report on Form 10-K for the year ended December 31, 2003.

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

PACIFICA BANCORP, INC.

STATEMENT OF OPERATIONS

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

	(In Thousands, except for per share amounts)
	Three Months Ended September 30, 2004 (Pro Forma)	Three Months Ended September 30, 2003 (Pro Forma)
Net income from Company operations	$563	$217
Less accrued perpetual preferred stock dividends	—	(7)

Net income available to common shareholders	563	210
Additional compensation for fair value of stock options	(14)	(47)

Pro forma net income from Company operations	$549	$163

Net income per share available to common shareholders
Basic
As reported	$0.17	$0.06

Pro forma	$0.17	$0.05

Diluted
As reported	$0.16	$0.06

Pro forma	$0.16	$0.05

	(In Thousands, except for per share amounts)
	Nine Months Ended September 30, 2004 (Pro Forma)	Nine Months Ended September 30, 2003 (Pro Forma)
Net income from Company operations	$2,197	$518
Less accrued perpetual preferred stock dividends	—	(23)

Net income available to common shareholders	2,197	495
Additional compensation for fair value of stock options	(38)	(134)

Pro forma net income (loss) from Company operations	$2,159	$361

Net income (loss) per share available to common shareholders
Basic
As reported	0.67	$0.14

Pro forma	$0.66	$0.11

Diluted
As reported	$0.65	$0.14

Pro forma	$0.63	$0.11

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

NOTE 3. INCOME TAXES

Because of unused net operating losses, Pacifica has not recognized a tax provision for the third quarter within the statement of income. Pacifica recognized a tax provision requiring the payment of $16,000 during the first quarter of 2004. Because of unused net operating losses, Pacifica was only required to pay 10% of the Alternative Minimum Tax (AMT). Pacifica was not required to recognize a tax provision during the first nine months of 2003.

NOTE 4. FINANCIAL COMMITMENTS

Standby letters of credit, commercial letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party or payment by a customer to a third party. Those guarantees are primarily issued in international trade or to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Except for certain long-term guarantees, the majority of guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to one hundred percent of the commitment amount at September 30, 2004. The Company routinely charges a fee for these credit facilities. The Company has not been required to perform on any financial guarantees.

As of September 30, 2004, the commitments under these agreements were as follows:

Standby Letters of Credit	$1,423,840

Commercial Letters of Credit	$937,026

NOTE 5. LEASING ACTIVITIES

The Company sublet the Mortgage Company facility to a third party effective June 1, 2003. That sublease agreement was a month-to-month lease with a monthly rent of $4,000 and expired on December 31, 2003. That agreement was renewed under the same terms and was occupied for the first five months of 2004.

During 2004, we have successfully sublet the space with a monthly rent of $4,000 until December 31, 2005, at which time the tenant has the option to extend the sublease agreement until August 31, 2007 (when Pacifica’s original lease agreement expires), at a new monthly rent of $4,200.

NOTE 6. STOCK DIVIDEND

The Board of Directors approved a 5% stock dividend to shareholders of record at the close of business on September 15, 2004, which was paid on September 30, 2004. Each shareholder received the equivalent of 5 additional shares of common stock for every 100 shares owned at the close of business on September 15, 2004. No fractional shares were issued. Stock options were adjusted to reflect the stock dividend. Following payment of 41,096 shares in the form of a stock dividend, the Company had 3,421,210 shares outstanding. All of the previous quarter per share data was adjusted to reflect the 5% stock dividend.

NOTE 7. NEW ACCOUNTING PRONOUNCEMENTS

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

Overview

General

Pacifica Bancorp, Inc. (“Pacifica” or the “Company”) is a bank holding company for its wholly owned subsidiary, Pacifica Bank (the “Bank”). The Company was organized under the laws of the State of Washington in October 2000 and is headquartered in Bellevue, Washington. The Bank commenced banking operations in October 1998. The Bank is a Washington state-chartered commercial bank, the deposits of which are insured by the Federal Deposit Insurance Corporation (the “FDIC”). The Company closed its wholly-owned subsidiary Pacifica Mortgage Company effective March 31, 2003, and processed residual transactions throughout the rest of 2003. The Company currently provides mortgage services via referrals to select mortgage brokers to serve our customers efficiently and to generate fee income.

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

The Company offers a full range of commercial banking services through its offices in Bellevue and Seattle, Washington, primarily to customers in the Bellevue and Seattle business districts. Pacifica’s marketing strategy and general business plan are similar to strategies that have proven successful in similar situations involving new banks organized in the Pacific Northwest during the last several years. Pacifica targets small to mid-sized businesses, professionals, various Asian communities and companies doing business in Asia for commercial banking services because we believe these groups may be currently under-served by other financial institutions.

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

Business Strategies

Pursuant to our business plan, which is designed to strengthen the Company’s financial performance, our goal is to increase shareholder value by improving asset quality while increasing earnings and enhancing overall efficiency. Beginning in late 2002 through the third quarter of 2004, we have:

•	Restructured our lending team and added two experienced loan officers and a business development officer to help generate more new loans;

•	Strengthened our credit administration function and improved our overall loan quality, while putting forth a significant effort to grow the loan portfolio;

•	Taken various measures to cut operating costs;

•	Continued to monitor and adjust our staffing needs while improving job functions to increase overall productivity and efficiency;

•	Formed a Funds Management Committee consisting of executive management and members from credit administration, lending, operations and private banking to analyze the asset and liability management strategies of the Company, including the continuing evaluation of pricing for loans and deposits with a goal of increasing our net interest margin;

•	Continued to focus on structuring the balance sheet more efficiently to decrease our funding costs.

Ongoing for 2004, as part of our effort to restructure and enhance our lending team, the Board of Directors promoted the Senior Vice President and Manager, Emily Yeh, from our Bellevue commercial banking center (CBC) to Chief Lending Officer. In addition, we continue to focus on loans to small and medium-sized businesses while serving the Asian community with a high level of personal customer service. Our loan products include inventory and receivable financing, owner occupied loans and real estate investment loans, real estate development loans, and custom construction loans. We continue to enhance our business banking services with products such as Internet banking, cash management, and Merchant Visa with special emphasis on developing deposit relationships with our loan customers; particularly, as it relates to increased demand deposit balances to help fund our growth. Finally, our international department focuses on continuing to meet the growing trade related requirements of our customers.

We continue to emphasize loan quality and have dramatically improved the quality of our loan portfolio. Our goal is to continue to grow our loan portfolio with good quality loans originated from our core constituencies.

During the first half of 2004, we conducted a bank-wide staffing assessment with the assistance of Milliman U.S.A., Inc., a national global actuarial and benefit firm. As a result of this assessment, we reduced our staffing levels from 50 full-time equivalent employees at September 30, 2003, to 48 at September 30, 2004. We anticipate the current staffing levels will allow us to meet our forecasted level of growth in the foreseeable future.

Highlights for Third Quarter and First Nine Months of 2004

Pacifica improved its financial performance substantially during the third quarter and first nine months of 2004 compared to the same periods during 2003. This improvement in earnings was due to several factors in addition to a significant transfer of excess funds in the reserve for loan losses to earnings during the first and second quarters of 2004, including an increased net interest margin and no losses from discontinued operations.

Pacifica reported net income of $563,000, or $0.16 per diluted share for the third quarter of 2004, up 168% from net income of $210,000, or $0.06 per diluted share for the same period of 2003. Net income was $2.2 million or $0.65 per diluted share for the first nine months of 2004, up 344% from a net income of $495,000, or $0.14 per diluted share for the same period of 2003.

During the first nine months of 2004 we transferred $725,000 of excess funds in the reserve for loan loss ($395,000 during the first quarter and $330,000 during the second quarter), compared to $90,000 (all of which was transferred during the second quarter of 2003) during the first nine months of 2003. Net income excluding the transfer of the excess loan loss reserves was $1.47 million for the first nine months of 2004, as compared to a net income of $405,000 for the same period of 2003. The transfers of excess reserves were due to continued improvement in the credit quality of our loan portfolio as well as the substantial amount of recoveries we received from previously charged-off loans during 2004. No excess reserves were transferred to earnings during the third quarter of 2004 or 2003.

We have also improved our core operating profit through an increased net interest margin. Pacifica’s net interest margin was 5.04% and 4.99% during the third quarter and first nine months of 2004, respectively, compared to 4.50% and 4.30% during the same periods during 2003. This improvement in the net interest margin was due primarily to management’s effort to shift the balance sheet mix and associated income/expense through a 15% year-to-date increase in average balances in the loan portfolio, the decreased cost on our interest-bearing liabilities, and the elimination of interest expense on our mandatory redeemable preferred stock which was redeemed during the second half of 2003.

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

Net Income Available to Shareholders

Pacifica reported improved financial results during the three months and nine months ended September 30, 2004, as compared to the same periods of 2003 due to higher net income derived from a higher net interest margin and lower losses from discontinued operations.

Pacifica reported net income of $563,000, or $0.16 per diluted share for the third quarter of 2004, up 168% from a net income of $210,000, or $0.06 per diluted share for the same period of 2003. The Company did not transfer excess loan loss reserve into earnings during the third quarter of 2004 or 2003. This significant improvement in operating results was due primarily to balance sheet repositioning that led to a higher net interest margin resulting from a 15% growth in average loan balances, a 10% increase in non-interest bearing deposits and a 100% redemption of the Company’s preferred stock during the second half of 2003. Through effective product pricing Pacifica was able to grow the balance sheet while increasing the net interest margin to 5.04% for the quarter ended September 30, 2004, as compared to 4.50% for the same period of 2003, a 54 basis point increase.

Net income was $2.2 million, or $0.65 per diluted share for the first nine months of 2004, up $1.7 million from a net income of $495,000, or $0.14 per diluted share for the same period of 2003. The significant improvement was due to several factors including an increased transfer of excess loan loss reserves into earnings, a higher net interest margin, and no losses from discontinued operations. Net income continued to improve substantially even without the transfer of excess loan loss reserves to earnings. Net income excluding the transfer of excess loan loss reserves was $1.47 million for the nine month of 2004, up $1.1 million from $405,000 for the same period of 2003. During the nine months ended September 30, 2004, net interest margin increased to 4.99%, as compared to 4.30% for the same period of 2003, up 69 basis points. For the nine months ended September 30, 2004, average earning assets increased 5% to $159 million, from $151.8 million for the same period of 2004. During the same period average loans increased $16.3 million, or 15%.

Net Interest Income

Abbreviated average balance sheet and net interest income data for the three and nine months ended September 30, 2004 and 2003 are shown below:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
Loans	$125,375	$108,567	$16,808	15%	$123,548	$107,295	$16,253	15%
Interest-bearing deposits in other banks	4,486	4,870	(384)	-8%	6,427	8,292	(1,865)	-22%
Investments	24,959	29,112	(4,153)	-14%	24,147	24,163	(16)	0%
Federal funds sold	3,885	8,379	(4,494)	-54%	4,242	11,319	(7,077)	-63%
Correspondent Bank stock	629	312	317	102%	622	195	427	219%
Receivable	—	—	—	NA	—	536	(536)	-100%

Total interest-earning assets	159,334	151,240	8,094	5%	158,986	151,800	7,186	5%

Total noninterest-earning assets	5,958	5,717	241	4%	5,726	4,388	1,338	30%

Total assets	$165,292	$156,957	$8,335	5%	$164,712	$156,188	$8,524	5%

Interest-bearing deposits	$123,636	$124,718	$(1,082)	-1%	$124,209	$126,106	$(1,897)	-2%
Other borrowed funds	10,639	2,292	8,347	364%	11,195	1,207	9,988	828%
Mandatory redeemable preferred stock	—	1,978	(1,978)	-100%	—	1,993	(1,993)	-100%

Total interest-bearing liabilities	134,275	128,988	5,287	4%	135,404	129,306	6,098	5%

Noninterest-bearing deposits	15,457	14,039	1,418	10%	14,564	13,103	1,461	11%
Other noninterest-bearing liabilities	1,034	1,339	(305)	-23%	1,006	1,341	(335)	-25%
Stockholders’ equity	14,526	12,591	1,935	15%	13,738	12,438	1,300	10%

Total liabilities and stockholders’ equity	$165,292	$156,957	$8,335	5%	$164,712	$156,188	$8,524	5%

Total interest income	$2,564	$2,385	$179	8%	$7,649	$7,112	$537	8%
Total interest expense	555	683	(128)	-19%	1,697	2,215	(518)	-23%

Net interest income	$2,009	$1,702	$307	18%	$5,952	$4,897	$1,055	22%

Net interest margin	5.04%	4.50%			4.99%	4.30%

Pacifica’s earning assets accounted for 96% and 95% of its total assets as of September 30, 2004 and at year-end 2003, respectively. Loans are the highest-yielding component of Pacifica’s earning assets. Loans averaged 76% and 75% of Pacifica’s total earning assets during the third quarter and the first nine months of 2003, respectively, compared to 69% in the same periods of 2003.

Net interest income for the third quarter of 2004 increased by $307,000, or 18%, to $2.0 million, compared to $1.7 million in the third quarter of 2003. The increase in net interest income reflects the effect of the 15% average loan growth, the repricing of time certificates of deposit and money market accounts to a lower average rate as well as the redemption of the Company’s mandatory redeemable preferred stock during the second half of 2003. The Company has focused on improving its funding mix to include more non-interest bearing deposits and borrowed funds. Average non-interest bearing deposits and borrowed funds were $15.5 million and $11.6 million, respectively, for the third quarter of 2004 compared to $14 million and $2.3 million for the same period during 2003. Compared with the third quarter of 2003, average earning assets increased approximately $8.1 million, or 5%, to $159.3 million while average interest-bearing liabilities increased $5.3 million, or 4%, to $134.3 million for the third quarter of 2004.

Due to the repricing of certificate of deposits and money market accounts to lower interest rates and the shift in the funding mix to rely less on time certificates and more on transaction accounts and borrowings, total interest expense decreased by $128,000, or 19%, during the third quarter of 2004 as compared to the same period of 2003. This decrease in the Company’s cost of funding earning assets is particularly noteworthy due to the fact that the average balance of interest bearing liabilities increased by $5.3 million compared to the same period during 2003.

Net interest income for the first nine months of 2004 increased $1.0 million, or 22%, to $5.9 million, compared to $4.9 million in the same period of 2003. The increase in net interest income reflects the effect of the 15% average loan growth, the repricing of time certificates of deposit and money market accounts to a lower average rate as well as the redemption of the Company’s mandatory redeemable preferred stock during the second half of 2003. The Company has also been focusing on improving its funding mix to include more non-interest bearing deposits and borrowed funds. Average non-interest bearing deposits and borrowed funds were $14.6 million and $11.2 million, respectively, for the first nine months of 2004 compared to $13.1 million and $1.2 million for the same period during 2003. Compared with the same period of 2003, average earning assets increased approximately $7.2 million, or 5%, to $159 million while average interest-bearing liabilities increased $6.1 million, or 5%, to $135.4 million for the first nine months of 2004.

Net interest margin (net interest income divided by average earning assets) was 5.04% in the third quarter of 2004, compared with 4.50% for the same period of 2003. The average yield on earning assets increased to 6.44% during the third quarter of 2004 from 6.31% in the same period of 2003. At the same time, the average cost of interest-bearing liabilities for the third quarter of 2004 decreased to 1.65% from 2.12%, a decline of 47 basis points. Interest expense on borrowings related to the Mortgage Company during 2003 has been included in the total loss from discontinued operations.

For the first nine months of 2004, net interest margin increased to 4.99% from 4.30% for the same period in 2003. The average yield on interest-earning assets increased to 6.41% in the first nine months of 2004, compared with 6.25% in the same period of 2003. Meanwhile, the average cost of interest-bearing liabilities decreased to 1.67% during the first nine months of 2004 from 2.28% for the same period of 2003.

The increase in average yield on earning assets is primarily due to increased average loan balances during the first nine months of 2004. Our interest-bearing liabilities have continued to reprice to lower levels while our interest-earning assets have also repriced lower, however, not as dramatically as our liabilities. Over the course of the past several quarters, Pacifica has lowered its cost of deposits, resulting in a positive impact on our net interest margin. At September 30, 2004, Pacifica had $78.7 million in time certificates of deposits. Approximately $31.4 million, or 40%, of those time deposits are expected to reprice in the fourth quarter of this year. Management believes this repricing will slightly increase our overall cost of funds during the fourth quarter of 2004 which we anticipate will be offset by the repricing of our variable rate assets. Management believes the current balance sheet is well positioned for any interest rate environment and we do not anticipate a substantial “squeeze” on earnings in a rising or falling interest rate environment.

Average loans (net of deferred loan fees) were approximately $125.4 million in the third quarter of 2004, up $16.8 million or 15% from $108.6 million for the same period of 2003. Yield on the loan portfolio (net of deferred loan fees) averaged 7.0% in the third quarter of 2004, compared to 7.27% in the same period of 2003. For the nine months ended September 30, 2004, average loans (net of deferred loan fees) were approximately $123.5 million, up $16.3 million or 15% from $107.3 million for the same period of 2003. Yield on the loan portfolio (net of deferred loan fees) averaged 7.05% in the nine months ended September 30, 2004, compared to 7.40% in the same period of 2003. The yield on the loan portfolio decreased due to the current interest rate environment and strong competition among financial institutions, but the decrease in yield was offset by the increase in loan volume.

During the third quarter of 2004, average interest-bearing deposits were $123.6 million, a decrease of $1.1 million, or 1%, from $124.7 million during the same period of 2003. The cost of interest-bearing deposits decreased to 1.59% in the third quarter of 2004, from 2.03% for the third quarter of 2003. For the nine months ended September 30, 2004, average interest-bearing deposits were $124.2 million, a decrease of $1.9 million compared to the same period of 2003. The cost of interest-bearing deposits averaged 1.59% in the nine months ended September 30, 2004, compared to 2.21% in the same period of 2003, a decrease of 62 basis points.

Income on interest-earning deposits, correspondent bank stock and federal funds sold totaled $34,000 and $101,000, respectively, for the third quarter and the nine months ended September30, 2004. The average yields on investments were 5.40% and 5.61%, respectively, for the third quarter and the first nine months of 2004, as compared to 5.14% and 5.43% for the same periods of 2003.

To a large extent, the asset yields and cost of funds reflect the level of interest rates as set by the Federal Reserve Board and the competitive nature of the financial services industry. In the past, Pacifica’s assets have tended to track the Prime rate and reprice more quickly than its liabilities. However, due to historically low interest rates, borrowers have been increasingly interested in our fixed rate products. This extends the repricing terms of our loans and moves the Company away from being asset sensitive to a slightly more liability sensitive position. In response to the increased demand on fixed rate assets, Pacifica borrowed longer term funds from the Federal Home Loan Bank in order to mitigate potential fluctuations in our net interest margin. Management continually monitors Pacifica’s mix of interest-earning assets and interest-bearing liabilities to maintain an appropriate balance. We maintain floors on our loans to protect our interest earnings in times of a downward rate cycle; however, these floors can have a lagging effect in an increasing rate cycle which can cause a “squeeze” on our net interest margin as rates increase. If the Federal Reserve Board continues to increase rates, these loans with floors will begin to adjust upward and the Bank will move to a slightly asset sensitive position which is favorable in a rising rate environment.

Noninterest Income

Noninterest income decreased by $13,000, or 7%, to $171,000 in the third quarter of 2004, compared with $184,000 for the same period in 2003. The decrease for the third quarter was due primarily to the decline in service charges on deposits as well as the $7,000 decline in net gains on sold and called securities for the third quarter of 2004 compared to the same period during 2003. International banking service fees and appreciation of Bank Owned Life Insurance (BOLI) were unchanged when compared to the third quarter of 2003.

For the first nine months of 2004, noninterest income decreased by $9,000, or 2%, to $591,000 as compared to $600,000 in the same period of 2003. This decrease in noninterest income was primarily due to the decrease in net gains on called or sold securities of $81,000 for the first nine months of 2004 as compared to the same period during 2003. Service charges on deposits decreased for the first nine months of 2004 compared to the same period during 2003 as well due to a decrease in the net fees charged on our transaction deposit accounts in order to promote deposit growth in this area. International banking service fee income increased along with BOLI income, brokered loan fees, and other related income.

Noninterest Expense

Noninterest expense decreased $43,000, or 3%, for the third quarter of 2004 to $1.62 million, and increased $143,000, or 3%, to $5.1 million for the first nine months of 2004, compared with the same periods in 2003. Management continued to focus on reducing expenses and increasing the overall efficiency of the Company.

The decrease during the third quarter was primarily a result of the decrease in the number of employees at the Company. Pacifica had 48 full-time equivalent employees at September 30, 2004, compared with 50 full-time equivalent employees at September 30, 2003. The increase for the nine months ended September 30, 2004 was due to the monthly bonus accrual associated with the Company’s employee incentive plan. During 2003 there was no monthly bonus accrual, rather, the Board of Directors reviewed performance during the fourth quarter and authorized an employee bonus which was recorded in December of 2003. For 2004, based on the improved financial performance of the Company, the Board has authorized a monthly bonus accrual which will be distributed during the first quarter of 2005, assuming the Company achieves its targeted performance levels. We expect the Company’s salary and benefit expenses for the full year of 2004 will be lower than during 2003 due to the reduction in total staffing and the associated base salaries. Salaries and employee benefit expenses related to the Mortgage Company were included in the loss from discontinued operations for the third quarter and first nine months of 2003.

Occupancy and equipment expense was $312,000 for the third quarter of 2004 and $940,000 for the first nine months of 2004, down $27,000 or 8%, and $32,000 or 3%, respectively, from the same periods in 2003. The decrease for the third quarter of 2004 was primarily due to the decrease in depreciation expense and in maintenance on furniture and fixtures related to the Company’s space consolidation during 2003. The decrease for the nine months ended September 30, 2004, is primarily due to a decrease in depreciation expense and building lease expense. The Company sublet the Mortgage Company facility to a third party effective June 1, 2003. That sublease agreement expired on December 31, 2003, but was renewed on a monthly basis and occupied for the first five months of 2004. Pacifica actively marketed the available space during June 2004 and we have successfully sublet the space through 2005 with an option for the tenant to extend the sub-lease until September 2007.

Total other expenses were $378,000 in the third quarter of 2004 and $1.2 million for the first nine months of 2004, down $10,000,or 3%, and $41,000, or 3%, respectively, from the same periods in 2003. The decreases for the three months were due primarily to the decreases in loan collection expense as well as expenses associated with the disposal of certain fixed assets during 2003. The decreases for the nine months were due primarily to the decreased cost of the FDIC assessment and loan collection expenses resulting from the improvement of the credit quality in the loan portfolio.

Analysis of Financial Condition

During the first nine months of 2004, management focused on generating loan growth, increasing the net interest margin, and improving efficiency while continuing to recover losses from previously charged off loans. At September 30, 2004, Pacifica had assets of $172.7 million, an increase of $10.8 million, or 7%, from $161.9 million at December 31, 2003. Shareholders’ equity was $14.9 million at September 30, 2004, up $2.3 million, or 18%, from $12.6 million at December 31, 2003. Net loans increased $8.7 million, or 8%, to $123.2 million at September 30, 2004 from $114.5 million at December 31, 2003. The Company’s available for sale securities portfolio decreased $3 million, or 11%, to $24.4 million at September 30, 2004 from $27.4 million at December 31, 2003. Deposits increased 9% to $146.2 million at September 30, 2004 from $133.7 million at December 31, 2003.

Pacifica’s return on average assets (ROA) and return on average equity (ROE) improved substantially during the third quarter and first nine months of 2004 compared to the same periods during 2003. The increase in both ROA and ROE for the third quarter is primarily due to a higher net interest margin due to the balance sheet restructuring. The increase in both ROA and ROE for the first nine months is primarily due to higher transfers of excess reserves for loan losses into earnings, a higher net interest margin, and no losses from discontinued operations. Annualized return on average assets (ROA) was 1.36% and 1.78% for the third quarter and the first nine months of 2004, respectively, compared to .54% and .42% for the same periods in 2003. Annualized return on average stockholders’ equity (ROE) was 15.50% and 21.32% for the third quarter and the first nine months of 2004, respectively, compared to 6.67% and 5.31% for the same periods of 2003. ROA excluding the transfer of excess loan loss reserves would have been 1.19% for the first nine months of 2004 compared to .35% for the first nine months of the same periods during 2003. ROE excluding the transfer of excess loan loss reserves would have been 14.29% and 4.34% for the first nine months of 2004 and 2003, respectively. Even without the transfer of excess loan loss reserves, Pacifica substantially improved its financial performance during the third quarter and first nine months of 2004 compared to the same periods during 2003 due to higher loan balances and lower funding costs which produced a higher net interest margin. The Company’s average equity to average assets ratio was 8.79% and 8.02%, respectively, for the quarters ended September 30, 2004 and 2003. Average equity to average assets ratio was 8.34% and 7.96%, respectively, for the first nine months ended September 30, 2004 and 2003.

Investment Activities

Pacifica’s investment portfolio is an important source of liquidity and interest income. The Company’s total investment portfolio includes Federal Home Loan Bank of Seattle (“FHLB”) stock, correspondent bank stock, available-for-sale securities, and time certificates with other banks. At September 30, 2004, the Company had no held-to-maturity or trading securities. All securities are classified as available-for-sale and are carried at fair value. Management uses securities as part of its asset/liability management strategy. Securities may be sold in response to interest rate changes or changes in investment ratings and as a source of liquidity to fund loan growth.

The Company’s total investment portfolio decreased by $2.9 million, or 10%, from $28.1 million at year-end 2003 to $25.3 million at September 30, 2004. During the first nine months of 2004, the Company sold available-for-sale securities of approximately $4 million, had $2.5 million mature, and realized a net gain of $38,000. The Company sold $3 million of investment securities during the first quarter of 2004 in order to help fund loan growth. The Company sold a corporate bond in the amount of $1 million during the third quarter due to a credit downgrade and realized a gain of approximately $3,000. The Company also had the above maturities in the amount of $2.5 million which were all corporate bonds, as well as monthly pay-downs on mortgage backed securities in the amount of $1.1 million. Pacifica also purchased $4.6 million in investment securities during the first nine months of 2004 in order to invest a portion of its excess cash balances. Pacifica is a stockholder in the Federal Home Loan Bank of Seattle (“FHLB”). As of September 30, 2004 and December 31, 2003, Pacifica owned FHLB stock of $533,000 and $454,000, respectively. Pacifica also owned $100,000 of stock in a “banker’s bank” that has no readily available market price and is carried at cost. Available-for-sale securities were $24.4 million and $27.4 million at September 30, 2004 and December 31, 2003, respectively. As of September 30, 2004, U.S. government agency securities comprised 88% of the securities portfolio, with mortgage-backed securities at 12% and corporate debt securities at 0%. Purchases totaled $4.6 million while maturities, sales, calls and principal paydowns totaled $7.6 million. The Company pledges the majority of its investment portfolio as collateral for borrowing to ensure adequate liquidity and flexibility.

The following table shows the amortized cost and estimated fair value of securities available-for-sale at the dates indicated:

	(In Thousands)
	September 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses Greater Than 12 Months	Estimated Fair Value
Available-for-Sale Securities
U.S. Government agencies	$21,777	$13	$(279)	$(4)	$21,507
Mortgage-backed securities	2,899	1	(39)	—	2,861
Corporate debt securities	—	—	—	—	—

TOTAL INVESTMENT SECURITIES	$24,676	$14	$(318)	$(4)	$24,368

	(In Thousands)
	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses Greater Than 12 Months	Estimated Fair Value
Available-for-Sale Securities
U.S. Government agencies	$19,158	$—	$(340)	$—	$18,818
Mortgage-backed securities	3,995	—	(95)	(2)	3,898
Corporate debt securities	4,521	123	—	—	4,644

TOTAL INVESTMENT SECURITIES	$27,674	$123	$(435)	$(2)	$27,360

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. There are approximately twelve investment securities with unrealized losses. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Lending Activities

Loan Portfolio Composition

Pacifica originates a wide variety of loans to small-to-medium sized businesses and individuals. The following table sets forth the loan portfolio composition by type of loan at the dates indicated:

	September 30, 2004		December 31, 2003
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial and industrial loans	$32,877	26%	$33,106	28%
Real estate - construction	22,133	18%	24,137	21%
Real estate - mortgage	69,902	56%	59,069	51%
Consumer and other	986	1%	1,049	1%

	125,898	100%	117,361	101%
Less deferred loan fees	(559)	-0.45%	(591)	-1%

Total loans	$125,339	100%	$116,770	100%

At September 30, 2004, total loans increased by $8.6 million, or 7%, to $125.3 million from $116.8 million at year-end 2003. Real estate mortgage was the category that contributed to the increase growing $10.8 million, or 18%. Real estate construction loans decreased $2 million, or 8%; Commercial loans decreased by $229,000, or 1%, while consumer and other loans declined by $63,000.

Pacifica’s commercial loan portfolio includes loans to businesses in the manufacturing, wholesale, retail, service, agricultural, and construction industries, primarily located in western Washington. As of September 30, 2004, there was no significant concentration of loans to any particular group of customers engaged in similar activities and having similar economic characteristics. However, due to the limited scope of Pacifica’s primary market area, a substantial geographic concentration of credit risk exists and, as a result, localized economic downturns can be expected to have a more pronounced effect on Pacifica than they might with a similar but more geographically diversified company.

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

The Company had three nonperforming loans at September 30, 2004, totaling $559,000, compared to none at December 31, 2003. Two of the three nonperforming loans were to the same borrower totaling $253,000 and management anticipates collection of the principal balance upon the sale of the underlying property which we expect within the next 90 days. These loans were placed on nonaccrual due to a decline in the borrower’s capacity to adequately service the payments on this loan. The other nonperforming loan is secured and in the process of collection and management expects to collect the outstanding balance during the fourth quarter of 2004. This loan is in the amount of $306,000. Nonperforming loans are also considered impaired loans. The Company considers a loan impaired when it is probable the Company will not be able to collect all amounts as scheduled under a loan agreement. The Company had a $1.1 million impaired loan balance at September 30, 2004, consisting of four loans, all three nonperforming loans and a $559,000 loan partially secured by real estate with specific reserves in the amount of $399,000. The borrower on the $559,000 loan is currently in compliance with the terms of the loan, but management has concerns about an adequate source of repayment. We received payments in the amount of $115,000 during the first nine months of 2004 on this loan.

Recoveries on previously charged off loans totaled $599,000 during the first nine months of 2004. This substantial amount of recoveries was largely unanticipated and we do not expect additional recoveries to continue at the high rate experienced over the past several quarters. Due to management’s assessment of the Company’s allowance for loan loss balance, $725,000 of excess funds from the allowance for loan losses were transferred into earnings during the first half of 2004, $395,000 during the first quarter and an additional $330,000 during the second quarter. One loan was partially charged off during the first nine months of 2004 in the amount of $12,000.

Potential problem loans are loans that are performing and are not on nonaccrual, past due, or restructured, but about which management has significant doubts about the borrower’s ability to comply with the repayment terms and which later may be included in nonaccrual, past due, or restructured loans. We had $559,000 in potential problem loans at September 30, 2004, compared to $943,000 at year-end 2003, a reduction of $359,000, or 41%. The potential problem loans at September 30, 2004, consisted of one loan, the $559,000 impaired loan mentioned above. Subsequent to quarter-end, the Company identified an additional loan as a potential problem in the amount of $111,000. This loan is past-due and unsecured and Management is monitoring it closely. Management does not anticipate the current level of potential problem loans to substantially increase in the following quarters. The Company has made significant improvement in reducing classified assets over the past two years. Due to significant improvements in the credit quality of the loan portfolio, the Company no longer has credit quality covenants included in the current Supervisory Directive. See additional discussion under Supervisory Directive.

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

Management reviews and evaluates the appropriate level of the allowance for loan losses and determines the provision on a monthly basis. The evaluation by management includes consideration of changes in the nature and volume of the portfolio as well as commitments and standby letters of credit, overall portfolio quality, past loan loss experience, peer bank experience, loan concentrations, specific problem loans, internal and external credit examination results, and the current economic conditions that may affect borrowers’ ability to pay. Management monitors delinquencies closely. Loan loss reserve calculations and delinquencies are reported to the Board of Directors and the Bank Loan Committee at least quarterly. In addition, regulatory agencies and auditors, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require Pacifica to increase the allowance for loan losses based on their judgment about information available to them at the time of their examination. Management has made provisions for loan losses aimed at maintaining a reasonable reserve against outstanding loans.

While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the determination.

Pacifica’s loan loss analysis procedure emphasizes early detection of loan losses. The Company significantly increased its allowance for loan losses through additional provisions during 2001. During 2002, we achieved significantly greater than expected net recoveries on charged-off loans, including a large insurance settlement, and significantly reduced the amount of our classified assets. The Company has continued to improve its asset quality and reduce the amount of classified assets during 2003 and into 2004. No additions to the allowance for loan losses were made during 2002, 2003, or the first nine months of 2004 except for recoveries from previously charged off loans. At September 30, 2004, the allowance for loan losses was $2.09 million, or 1.67% of total loans, compared to $2.23 million, or 1.91% of total loans, at December 31, 2003. The $138,000 decrease from year-end 2003 represents the net effect of recoveries from previously charged off loans, transfers of excess reserves, and additional loan charge-offs. Management believes the current balance of the allowance for loan losses is adequate to provide against current potential losses in light of our current loan portfolio, including the increase in potential problem loans subsequent to quarter-end, and existing economic conditions.

The following table sets forth information regarding changes in Pacifica’s allowance for loan losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2004	2003	2004	2003
Balance at beginning of period	$2,078	$2,579	$2,230	$2,919
Charge-offs	—	(11)	(12)	(287)
Recoveries	14	30	599	56
Provision for loan losses	—	—	(725)	(90)

Balance at end of period	$2,092	$2,598	$2,092	$2,598

Ratio of net charge-offs to average loans outstanding during the period	-0.01%	-0.02%	-0.48%	0.22%

Liquidity and Sources of Funds

Asset/Liability and Liquidity Management

The primary function of asset/liability management is to ensure adequate liquidity and maintain an appropriate balance between interest-sensitive earning assets and liabilities. Liquidity management focuses on Pacifica’s ability to meet the financial demands of depositors, creditors and borrowers. Pacifica actively manages the levels, types and maturities of earning assets in relation to the funding sources available to ensure that adequate funding will be available at all times. In addition, the Supervisory Directive temporarily limits the Bank’s ability to pay dividends other than those necessary to service existing holding company debt, which is subject to regulatory approval. Management believes that Pacifica’s current liquidity is adequate to meet its operating requirements.

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

Cash. Cash and cash equivalents at September 30, 2004 totaled $18.2 million, up 4% from $17.5 million at September 30, 2003.

Cash from (used by) Operating Activities. Net cash provided by operating activities totaled $1.45 million in the first nine months of 2004, up from net cash used by operating activities of $917,000 in the same period of 2003. This increase was caused primarily by the increase in net income and the reduction in cash used to purchase other assets.

Cash from (used by) Investing Activities. Net cash used by investing activities was $5.1 million during the first nine months of 2004, as compared to net cash used by investing activities of $9.2 million in the same period of 2003. The decline in cash used by investing activities was primarily due to the reduction in purchases of securities. Net funding for new loans primarily came from the increased deposits. Cash from investing activities for the first half of 2003 came from proceeds from called and sold investment securities.

Cash from (used by) Financing Activities. In the first nine months of 2004, net cash provided by financing activities totaled $8.8 million, up from net cash used by financing activities of $2.1 million in the same period of 2003, as the result of an increase in deposits of $12.5 million compared to a decrease of $5 million during the first nine months of 2004 and 2003, respectively. Cash was used to help fund loan growth during the forth quarter of 2004.

Deposits

Pacifica seeks to attract deposits in its primary market area by pricing its products competitively and delivering quality service. Pacifica offers various types of deposit accounts, including checking, savings, money market accounts and a variety of certificates of deposit accounts.

Total deposits increased by $12.5 million, or 9%, to $146.2 million at September 30, 2004, compared to $133.7 million at December 31, 2003. Noninterest-bearing deposits increased by $2 million, or 13%, to $16.8 million at September 30, 2004, from $14.8 million at December 31, 2003. During the same period, interest-bearing deposits increased $10.5 million, or 9%, to $129.3 million, with the increase attributable to increased money market deposits, time certificates of deposit, and increased escrow deposit balances at the end of September 2004.

Time deposits accounted for $78.7 million, or 60.82% of the total interest-bearing deposits at September 30, 2004, up from $76.3 million, or 64.21% of the total interest-bearing deposits at December 31, 2003. This increase is due to the Company accepting funds from the State of Washington in the amount of $6.8 million during the first nine months of 2004. In comparison, money market deposits increased to $37 million, or 25.34% of the total interest-bearing deposits at September 30, 2004, from $34.9 million, or 29.4% of the total interest-bearing deposits at December 31, 2003, and NOW accounts increased to $13.1 million, or 8.96% of the interest-bearing deposits at September 30, 2004, from $7 million, or 5.9% of the interest-bearing deposits at December 31, 2003.

Borrowings

At September 30, 2004 and December 31, 2003, Pacifica had liabilities to the U.S. Treasury in the amount of $64,000 and $6,000, respectively, representing Treasury Tax and Loan balances.

Pacifica obtained a $3.5 million line of credit through one of our correspondent banks in September 2003 which was used to redeem all of the Company’s outstanding preferred stock (mandatory redeemable and perpetual) and to cover expenses at the holding company level related to preferred stock dividends and other operating expenses. Due to our improved financial performance as well as our relatively strong capital position, we requested regulatory approval for the Bank to pay a dividend to the Company in order to pay down up to $2.5 million of our outstanding balance on this line. During April 2004, we received approval to pay such a dividend subject to compliance with our current Supervisory Directive. We paid down $2.5 million of this line by the end of April 2004. At September 30, 2004, there was no outstanding balance on this line of credit.

The current line of credit is collateralized by the Company’s Pacifica Bank stock and subject to certain restrictive covenants including, among others, requirements with regards to capital ratios, ROA, loan loss reserve ratios and lender’s prior approval on certain transactions. As of September 30, 2004, the Company was in compliance with its covenants. Interest on this loan is at the lender’s prime rate plus 0.50% and is paid quarterly.

At September 30, 2004, the Company had additional short-term funding sources available totaling $20.2 million with variable interest rates and collateralized by $20.7 million of investment securities. There were $10.4 million and $11.8 million outstanding under these agreements as of September 30, 2004 and December 31, 2003, respectively. All of the $10.4 million outstanding was attributed to Federal Home Loan Bank (FHLB) fix rate advances with maturities ranging from 1-4 years with an average rate of 2.40%.

Capital and Capital Ratios

Pacifica’s shareholders’ equity at September 30, 2004, was $14.9 million, up 18% from $12.6 million at December 31, 2003. Shareholders’ equity was 8.65% of total assets at September 30, 2004, compared to 7.79% at December 31, 2003.

The primary reason for the increase in the Company’s shareholders’ equity since December 31, 2003, was the net income for the nine months of $2.2 million. The accumulated deficit decreased from $3.1 million at year-end 2003 to $1.2 million at September 30, 2004, primarily due to the net income of $2.2 million. The accumulated deficit was also affected by the 5% stock dividend which increased the deficit by approximately $288,000. Accumulated other comprehensive losses decreased by $4,000 to ($203,000) as of September 30, 2004 from ($207,000) at December 31, 2003, due to an decrease in unrealized losses on available-for-sale securities, net of tax effect.

Preferred Stock

At September 30, 2004, the Company had no outstanding preferred stock. On September 30, 2003, the Company redeemed the outstanding balance of the Limited Life Preferred Stock in its entirety with proceeds from a $2 million borrowing from a correspondent bank. On December 29, 2003, the Company redeemed the outstanding balance of the Perpetual Preferred stock in its entirety with proceeds from a $350,000 borrowing from a correspondent bank. See additional discussion under Borrowings.

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

The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk. The Supervisory Directive discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” requires Pacifica Bank’s Tier 1 Leverage Capital ratio to be maintained at 8% or higher. The Bank’s Tier 1 leverage capital ratio was 9.18 % as of September 30, 2004. Banks with capital ratios below the required minimum are subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

The FDIC has established qualifications necessary for classification as a well-capitalized bank, primarily for assignment of FDIC insurance premium rates. The following table sets forth the current regulatory requirements for capital ratios that are applicable to Pacifica, compared with Pacifica’s capital ratios at the dates indicated. The table illustrates that Pacifica’s capital ratios exceeded the regulatory capital requirements and Pacifica qualified as “well-capitalized” at September 30, 2004 and December 31, 2003.

			September 30, 2004		December 31, 2003
Capital Ratios	Regulatory Minimum	To Be Well Capitalized	Pacifica’s Actual Ratio	The Bank’s Actual Ratio	Pacifica’s Actual Ratio	The Bank’s Actual Ratio
Tier I Capital to Risk-Weighted Assets Ratio	4.00%	6.00%	10.85%	10.88%	9.80%	11.77%
Total Capital to Risk-Weighted Assets Ratio	8.00%	10.00%	12.10%	12.13%	11.06%	13.02%
Tier 1 Leverage ratio	4.00%	5.00%	9.16%	9.18%	8.27%	9.94%

Market for Common Equity

Pacifica’s stock is not listed on any exchange or quoted on any inter-dealer quotation system or traded on an over-the-counter market. We have not been notified that any broker makes a market in Pacifica’s common stock, and sales are minimal. Due to the limited information available, the following price information may not accurately reflect the actual market value of Pacifica’s shares. The following are the high and low sale prices for Pacifica’s stock sold between individual investors in transactions known to Pacifica, during 2004 and 2003.

	2004		2003
	High	Low	High	Low
First quarter	$6.50	$5.50	$5.15	$4.00
Second quarter	6.00	6.00	5.00	4.00
Third quarter	7.00	5.50	4.75	3.90
Fourth quarter			5.25	4.80

The Company paid a 5% stock dividend to shareholders of record as of September 15, 2004. The stock dividend was paid on September 30, 2004 with each shareholder receiving the equivalent to 5 additional shares of common stock for every 100 shares owned at the close of business on September 15, 2004. No fractional shares were issued. Stock options were adjusted to reflect the stock dividend.

Capital Expenditures and Commitments

The Company had no material capital expenditures or commitments at September 30, 2004.

Significant Accounting Policies

See “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2003. See also Note 7 to the Condensed Consolidated Financial Statements included herein.

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

PACIFICA BANCORP, INC.

Date: November 12, 2004	By	/s/ John A. Kennedy
John A. Kennedy
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2004	By	/s/ John D. Huddleston
John D. Huddleston
Executive Vice President,
Chief Financial Officer and
Chief Operating Officer
(Principal Financial and Accounting Officer)