Form 10KSB
period 2004-12-31
PACIFICA BANCORP INC
filed 2005-03-18
CIK 1133862

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Common Stock

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B (17 C.F.R. 228.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    Yes  ☐    No  ☒

Registrant’s revenues for its most recent fiscal year: $11,076,000.

The aggregate market value of common stock held by non-affiliates of registrant at February 28, 2005 was $22,881,222 based upon the most recent known sale price of the registrant’s common stock. The registrant’s securities are not listed on a national securities exchange nor are sale, bid or ask information recorded by any automated quotation system.

The number of shares of registrant’s common stock outstanding at March 1, 2005 was 3,520,188.

Documents incorporated by reference and parts of Form 10-KSB into which incorporated:

Registrant’s definitive Proxy Statement Dated March 17, 2005                      Part III, except part of Item 9, as indicated. The Audit Committee Report contained in the Proxy Statement is not incorporated into this Form 10-KSB.

SELECTED FINANCIAL DATA

MESSAGE TO OUR SHAREHOLDERS

COMPANY PROFILE

FORM 10-KSB

Part I
Item 1	Description of Business	1
Item 2	Properties	6
Item 3	Legal Proceedings	6
Item 4	Submission of Matters to a Vote of Security Holders	6

Part II
Item 5	Market for Common Equity and Related Stockholder Matters	7
Item 6	Management’s Discussion and Analysis or Plan of Operation	8

Item 7	Financial Statements
	Report of Independent Registered Public Accounting Firm	26
	Balance Sheet	27
	Statement of Income	28
	Statement of Changes in Stockholders’ Equity	29
	Statement of Cash Flows	30
	Notes to Financial Statements	31
Item 8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	52
Item 8A	Controls and Procedures	52
Item 8B	Other Information	52

Part III
Item 9	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	52
Item 10	Executive Compensation	53
Item 11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	53
Item 12	Certain Relationships and Related Transactions	53
Item 13	Exhibits	53
Item 14	Principal Accountant Fees and Services	54

FORM 10-KSB CROSS-REFERENCE INDEX		55

SIGNATURES
CERTIFICATIONS

NOTE:	This annual report serves as the Bank’s annual disclosure statement under requirements of the Federal Deposit Insurance
Corporation (FDIC). This statement has not been reviewed, or confirmed for accuracy or relevance, by the FDIC.

The following table presents certain selected balance sheet and income statement data, as well as certain key financial ratios, for the five year period ended December 31, 2004. Certain income and expense items for 2002 and 2001 have been adjusted to reflect the closure of the Company’s subsidiary, Pacifica Mortgage Company, during 2003. Income and expenses for Pacifica Mortgage Company are reported as “Loss from Discontinued Operations”. The Bank became a wholly-owned subsidiary of Pacifica Bancorp, Inc. effective January 1, 2001. Data for 2000 reflects only the financial information and business operations of the Bank.

(Dollars in thousands, except ratios and per share amounts)	2004	2003	2002	2001	2000
Statement of Operations Data
Net interest income	$8,020	$6,735	$5,900	$5,286	$5,485
Provision for loan losses	(725)	(900)	(603)	4,642	717
Non-interest income	790	823	566	2,234	415
Non-interest expense	6,710	7,092	6,508	5,576	4,305
Net income (loss) available to shareholders	3,085	1,178	94	(2,965)	878

Per Share
Net income (loss) - basic	$0.90	$0.34	$0.03	$(0.86)	$0.26
Net income (loss) - diluted	0.87	0.34	0.03	(0.86)	0.23
Book value	4.68	3.68	3.55	3.44	4.60

Averages
Total assets	$165,575	$155,881	$161,972	$161,323	$110,689
Earning assets	159,626	151,211	159,558	157,760	107,070
Loans, net of deferred loan fees	124,900	108,663	109,757	111,850	82,860
Securities	23,786	25,347	22,253	23,749	12,150
Deposits	139,355	137,632	146,405	143,007	95,031
Shareholders’ equity	14,144	12,514	11,739	15,179	14,287

Financial Ratios
Net interest margin	5.02%	4.45%	3.71%	3.35%	5.12%
Return on average assets	1.86%	0.76%	0.06%	-1.84%	0.79%
Return on average equity	21.81%	9.41%	0.80%	-19.53%	6.15%
Efficiency ratio	76.16%	93.83%	100.65%	74.15%	72.97%
Average equity to average assets	8.54%	8.03%	7.25%	9.41%	12.91%

Balance Sheet Data
Total assets	$170,097	$161,869	$164,688	$171,364	$138,650
Loans	133,596	116,770	109,735	105,878	105,822
Allowance for loan losses	2,116	2,230	2,919	3,530	1,306
Available for sale securities	21,888	27,360	22,518	33,177	17,661
Deposits	137,267	133,712	148,320	155,969	120,411
Shareholders’ equity	15,992	12,614	12,176	11,797	15,626

Nonperforming Assets
Nonperforming assets	$257	$—	$214	$478	$22
Net loan chargeoffs/(recoveries)	(611)	(211)	8	2,418	—

Capital Ratios
Leverage ratio	9.61%	8.27%	7.81%	6.82%	11.45%
Tier 1 risk-based capital ratio	10.69%	9.80%	9.47%	9.82%	12.00%
Total risk-based capital ratio	11.94%	11.06%	11.98%	11.09%	13.05%

PART I

The following discussion includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Forward-looking statements are management’s beliefs and assumptions based on currently available information and are subject to various risks and uncertainties. Other than statements of historical fact regarding our financial position, business strategies and management’s plans and objectives for future operations are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” and “intend” and words or phrases of similar meaning, as they relate to Pacifica or management, are intended to help identify forward-looking statements. Although we believe that management’s expectations as reflected in forward-looking statements are reasonable, we cannot assure readers that those expectations will prove to be correct. Actual results may vary materially and adversely. The risks and uncertainties that affect our forward-looking statements include the geographic concentration of our customers, our ability to maintain or expand our market share or net interest margins, and competitive and economic issues that impact our ability to implement our marketing and growth strategies. Further, actual results may be affected by our ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry as those factors relate to our cost of funds and return on assets. In addition, there are risks inherent in the banking industry relating to collectibility of loans and changes in interest rates. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in our filings with the FDIC and those identified from time to time in our filings with the SEC. Please also see “Management’s Discussion and Analysis or Plan of Operation – Factors That May Affect our Financial Condition and Results of Operations” in this Form10-KSB.

A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those events or circumstances may not occur. Users should not place undue reliance on the forward-looking statements, which speak only as of the date of this report. The Company is under no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. DESCRIPTION OF BUSINESS

General

Pacifica Bancorp, Inc. (the “Bancorp”) is a bank holding company for Pacifica Bank (the “Bank”), (collectively “Pacifica” or the “Company). The Bancorp was organized under the laws of the State of Washington in October 2000 and is headquartered in Bellevue, Washington. The Bank commenced banking operations in October 1998. The Bank is a Washington state-chartered commercial bank, the deposits of which are insured by the Federal Deposit Insurance Corporation (the “FDIC”). The Company closed its wholly-owned subsidiary Pacifica Mortgage Company effective March 31, 2003, and processed residual transactions throughout the rest of 2003. The Company currently provides mortgage services via referrals to select mortgage brokers to serve our customers efficiently and to generate fee income.

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

The Company offers a full range of commercial banking services primarily to customers in the Bellevue and Seattle, Washington business districts. Pacifica’s marketing strategy and general business plan are similar to strategies that have proven successful in comparable situations involving new banks organized in the Pacific Northwest during the last several years. Pacifica targets small to mid-sized businesses, professionals, and various Asian communities and companies doing business in Asia for commercial banking services because we believe these groups may be currently under-served by other financial institutions.

We continue to focus on loans to small and medium-sized businesses while serving the Asian community with a high level of personal customer service. Our loan products include inventory and receivable financing, owner occupied real-estate loans and real estate investment loans, real estate development loans, and custom construction loans. We enhance our business banking services with products such as Internet banking, cash management, and Merchant Visa with special emphasis on developing deposit relationships with our loan customers; particularly, as it relates to increased demand deposit balances to help fund our growth. Our international department focuses on continuing to meet the growing trade related requirements of our customers.

Management regularly reviews our products and services and those of our competitors in order to provide customers more options and higher quality service. Our Internet online banking services include Cash Management and Online Bill Pay. We converted all of our ATM card service to a Visa Debit Card service in order to enhance our products for our customers.

The Company opened its branch office in Seattle in December 2001. This allows Pacifica to expand our network and better serve our customers in Seattle’s industrial and downtown areas as well as the international district.

Business Strategies

The Board of Directors and Management developed a Five-Year Strategic Plan (the Strategic Plan) in the second quarter of 2003. The Strategic Plan was designed to increase shareholder value by strengthening the Company’s financial performance through improved asset quality and operating efficiences and resulting improved earnings.

Pursuant to the Strategic Plan we:

•	Restructured our lending team and added two experienced loan officers and a business development officer to help generate more new loans;

•	Strengthened our credit administration function and improved our overall loan quality, while putting forth a significant effort to grow the loan portfolio;

•	Took various measures to cut operating costs;

•	Continued to monitor and adjust our staffing needs while restructuring job responsibilities to increase overall productivity and efficiency;

•	Formed a Funds Management Committee consisting of executive management and members from credit administration, lending, operations and private banking to analyze the asset and liability management strategies of the Company, including the continuing evaluation of pricing for loans and deposits with a goal of increasing our net interest margin;

•	Continued to focus on structuring the balance sheet more efficiently to decrease our funding costs.

During 2004, as part of our effort to restructure and enhance our lending team, the Board of Directors promoted the Senior Vice President and Manager, Emily Yeh, from our Bellevue commercial banking center to Chief Lending Officer.

The Company continues to look at various ways to enhance our core earnings and reduce operational expenses in order to improve overall efficiency without losing our focus on customer service, regulatory compliance and credit quality.

Supervisory Directive

Due to the improved condition of the Bank, effective February 17, 2005, the bank regulators removed the supervisory directive (as discussed beginning at page 4 below). The removal of the supervisory directive will allow for greater flexibility going forward as the Company continues its efforts to further penetrate its market area and grow the loan portfolio with good quality loans originated from our core constituencies.

Staffing and Compensation Assessment

During the first half of 2004, we conducted a bank-wide staffing assessment with the assistance of Milliman U.S.A., Inc., a national global actuarial and benefit firm. As a result of this assessment, we restructured certain staffing areas to increase efficiency throughout the Company. We also restructured our compensation philosophy to include a greater emphasis on performance based incentives such as bonuses and stock based compensation.

Pacifica Bancorp, Inc. and Pacifica Bank Board of Directors and Officers

See inside back cover of the annual report.

Market Area

The primary market area from which we attract the majority of our customers is King County, Washington. Pacifica has its main office in the central business district of Bellevue, Washington, located approximately 10 miles east of Seattle, with a branch office in downtown Seattle. We also attract customers from the greater Bellevue area, the greater Seattle area and from communities along the I-5 corridor from Everett to Olympia, Washington. Pacifica’s market area has undergone significant business diversification, and the regional economy experienced strong growth and stability during the 1990s, fueled largely by the technology and aerospace sectors. However, the regional economy slowed noticeably during 2001, with a number of large employers, including Boeing, the largest employer in the Pacific Northwest, announcing layoffs and other workforce reductions. During 2002, Pacifica’s market area continued to feel the effects of the country’s overall economic slowdown, which appears to have been particularly pronounced in the Pacific Northwest, including unemployment levels above the national average. During 2003 and the first half of 2004, the region experienced relatively slow growth and recovery. In the second half of 2004 and into 2005, the economy appears to have revived and is moving in a more robust trend.

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

New start-up banks continue to enter our market which can result in significant challenges to existing banks, including Pacifica, to maintain a competitive level. Further, an increase in competition with community banks will require us to focus carefully on customer service while maintaining asset mixes and competitive rates to maintain growth.

In order to compete with other financial institutions in our primary market area, whenever possible, Pacifica uses the flexibility that is typical of being a locally-owned and managed community bank. Pacifica emphasizes personal, professional, responsive, accessible, flexible and innovative service. Loan and consumer banking products and services are packaged so that Pacifica’s loan, deposit and fee structures are competitive with the rest of the industry.

Management continues to believe bank competition may change dramatically over the next several years as the major regional banks continue to consolidate. In addition, we will continue to experience increased competition from non-banking companies especially in light of the changes in federal banking laws that eliminate certain barriers between banking and commercial firms.

Employees

At December 31, 2004, the Company employed 47 full-time employees. None of our employees are represented by a collective bargaining group. Management considers its relationship with employees to be satisfactory.

Regulation and Supervision

General

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (“BHC Act”) registered with and subject to examination by the Board of Governors of the Federal Reserve System (the “FRB”). The Bank is a Washington state-chartered commercial bank and is subject to examination, supervision and regulation by the Washington State Department of Financial Institutions (the “State” or the “Department”) and by the FDIC, which insures the Bank’s deposits.

Banking is a highly regulated industry. Pacifica’s earnings and activities are affected by legislation, by actions of the FRB, the Department, the FDIC and other regulators, and by local legislative and administrative bodies and decisions of courts in Washington State. That legislation and regulation, do and will continue in the future to potentially:

•	limit Pacifica’s ability to pay a dividend;

•	impose additional requirements on the making, enforcement and collection of consumer loans;

•	limit or expand Pacifica’s permissible activities, including Pacifica’s ability to sell mutual funds and other uninsured investment products to customers;

•	limit the finance charges or other fees or charges Pacifica can earn in such activities;

•	increase Pacifica’s cost of doing business by changing the laws and regulations governing the operations and taxation of banks and other financial institutions;

•	affect the competitive balance between banks and other financial and non-financial institutions; or

•	further regulate banking and financial services.

The likelihood of any such changes and their impact on us are impossible to predict. There can be no assurance whether any legislation or regulation will place additional limitations on Pacifica’s operations or adversely affect Pacifica’s earnings. The earnings of Pacifica are also affected by general economic conditions and the conduct of monetary policy by the U.S. government.

Supervisory Directive

Due to the improved condition of the Bank, effective February 17, 2005, the bank regulators removed the Supervisory Directive originally imposed in March 2002 and amended in 2003 and 2004. The Supervisory Directive addressed a number of issues related to the Bank’s growth, earnings, and capital, by:

•	temporarily limiting the Bank’s ability to declare or pay dividends, which limited the Bancorp’s ability to derive income from that subsidiary;

•	temporarily limiting the Bank’s maximum asset size to $180 million;

•	requiring the Bank’s Tier I Leverage Capital ratio to be maintained at 8% or greater and the Bank to maintain a “well-capitalized” designation as defined by FDIC regulations; and

•	requiring the Bank to discuss certain growth, earnings and capital augmentation strategies in its strategic and capital plans and by continuously monitoring its progress in achieving its goals.

Recent Reform Legislation

Congress enacted major federal financial institution legislation in 1999. Among other things, the legislation allows certain affiliations among securities, insurance, banking and other financial companies and provides for the creation of financial holding companies and financial subsidiaries.

Affiliate Transactions

Federal law imposes certain restrictions on transactions between insured depository institutions and their nonbank subsidiaries. With certain exceptions, federal law also imposes limitations on, and requires collateral for, extensions of credit by insured depository institutions to their nonbank affiliates. As an FDIC insured depository institution, the Bank is subject to these restrictions and limitations.

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

Capital Adequacy Requirements

The FDIC has adopted regulations establishing minimum requirements for the capital adequacy of insured banks which address both risk-based capital and leverage capital. See “Note 8- Stockholders’ Equity.” The FRB has also established capital adequacy requirements for bank holding companies similar to those for banks.

Reports and Examinations

Pacifica is required to file periodic reports with the FDIC, the FRB and the Department and is subject to periodic examinations and evaluations by those regulatory authorities. These examinations must be conducted every 12 to 18 months. It is the policy of the Department to conduct joint examinations with the FDIC whenever possible.

Priority of Claims

In the liquidation or other resolution of a failed insured depository institution, deposits in offices and certain claims for administrative expenses and employee compensation are afforded a priority over other general unsecured claims, including non-deposit claims. Such priority creditors would include the FDIC, which succeeds to the position of insured depositors.

Securities Reporting

Pacifica is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Securities Exchange Act of 1934 and the Sarbanes Oxley Act of 2002. Prior to December 31, 2000, the Bank filed recurring reports under the Securities Exchange Act with the FDIC’s Registration, Disclosure and Securities Information Unit. After that date, all recurring reports relating to Pacifica Bancorp Inc. are filed with the Securities and Exchange Commission and are available on the SEC’s EDGAR database at http://www.sec.gov.

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

ITEM 2. DESCRIPTION OF PROPERTY

Pacifica’s banking operations and administrative functions are carried on at its main office, located in the Skyline Tower, 10900 NE 4th Street, Bellevue, Washington 98004, in the central business district of Bellevue. Pacifica’s Seattle Office is located at 705 5th Avenue South, Seattle, Washington 98104. Pacifica currently leases approximately 21,648 square feet for operations of the Bank and does not plan to rent additional space during 2005.

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

	Years Ended December 31,
	2004			2003
	High		Low	High		Low
First quarter	$6.50		$5.50	$5.15		$4.00
Second quarter	6.00		6.00	5.00		4.00
Third quarter	7.00		5.50	4.75		3.90
Fourth quarter	6.50		6.00	5.25		4.80

Total shares traded	2004			2003

	129,482	(1)		132,655	(2)

(1)	Exclusive of the exercise of stock options by existing and former employees totaling 47,795 shares at $4.88 per share.
(2)	Exclusive of the exercise of stock options by existing and former employees totaling 7,000 shares at $5.00 per share.

As of December 31, 2004, Pacifica’s common stock was held of record by approximately 558 shareholders, a number that does not include beneficial owners who hold shares in “street name.”

Cash Dividends

Federal and applicable state banking laws and regulations limit the Bank’s ability to pay dividends to the Company, and as a result, those laws and regulations indirectly limit the Company’s ability to meet its expenses or to pay dividends to shareholders. The Company’s dividend policy provides that the Board of Directors will declare dividends only if the Company is considered to have adequate capital and adequate earnings. The Company plans to retain earnings to support planned growth over the near term and does not anticipate paying dividends in the foreseeable future.

During 2004, the Bank requested authorization from the bank regulators to pay a dividend to the Company in order to pay-off debt the Company previously incurred due to the redemption of the Company’s preferred stock (see additional discussion under “Borrowings”). The Bank received approval and paid a $2.5 million dividend to the Company in April 2004 to pay down the Company’s outstanding debt.

Stock Dividends

The Company paid a 5% common stock dividend to shareholders of record as of September 15, 2004. The stock dividend was paid on September 30, 2004, with each shareholder receiving the equivalent of 5 additional shares of common stock for every 100 shares owned at the close of business on September 15, 2004. No fractional shares were issued. Stock options were adjusted to reflect the stock dividend. All prior period per share data were adjusted to reflect this stock dividend.

Stock Option Plans

In order to attract and retain highly qualified personnel, the Company adopted the Bank’s Employee Stock Option Plan (the “Option Plan”), which was approved by the Bank’s shareholders in 1998 and by Pacifica’s shareholders in April 2001. At the time of approval, 1,000,000 shares of common stock (adjusted for the 2-for-1 split as a result of the reorganization effective January 1, 2001) were reserved for issuance under the Option Plan. Upon closing of the reorganization, each outstanding and unexercised option to purchase one share of the Bank’s common stock was converted to an option to purchase two shares of the Company’s common stock on substantially the same terms as the Option Plan. Also in connection with the reorganization, the Option Plan was amended to cover issuances of future options by the Company, and otherwise continues in form and substance similar to the Option Plan in effect before the reorganization. The Option Plan is administered by the Board of Directors of Pacifica (or a committee thereof). At the 2002 Annual Meeting of Shareholders, Pacifica shareholders approved an amendment to the Option Plan, to increase the total number of shares available for issuance under the Option plan by 200,000 to 1,200,000. For additional information pertaining to the Company’s stock option plan see Pacifica’s proxy statement for the annual meeting of shareholders to be held April 26, 2005.

Stock Grants

On November 30, 2004, the Company granted a total of 2,258 shares of the Company’s common stock among four of the Company’s senior management members including the Chief Financial Officer, the Chief Credit Officer, the Chief Lending Officer, and the Senior Vice President in charge of private banking and mortgage services in recognition of performance for 2004. The grants vested immediately. Further disclosure regarding the stock grants for the Company’s named executive officers is contained in the Company’s proxy statement for the annual meeting of shareholders to be held April 26, 2005.

Stock Repurchase Program

The Company did not repurchase any stock during 2004.

On October 28, 2003, the Board of Directors adopted a Stock Repurchase Program, authorizing the Company to repurchase up to 5 percent, or approximately 162,000 shares, of the outstanding shares of its common stock from shareholders that expressed an interest in selling their Pacifica common stock. The purpose of the program was to provide shareholders with a means to sell their shares of Company common stock at a fair price, to achieve some degree of liquidity for the Company’s common stock and to accumulate shares of common stock that can be used in connection with the Company’s equity based compensation plans without further dilution of common shareholders’ equity. The Company repurchased 34,360 shares in 2003 with prices ranging from $5.00 to $5.25 per share. The Stock Repurchase Program expired on December 15, 2003, and any additional stock repurchases are subject to prior board approval.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto presented elsewhere in this report.

Overview

Note. As a result of the closure of Pacifica Mortgage Company effective March 31, 2003, operating results for Pacifica Mortgage were reported as “Loss from Discontinued Operations” for the year ended December 31, 2003.

During our sixth full year of operation, we continued to focus on improving asset quality, increasing earnings and growing capital. We also focused on shifting the balance sheet to include an asset base with a larger concentration of loans and a liability mix to include more demand deposits and less reliance on time certificates of deposit as a funding source. Total assets were $170.2 million at December 31, 2004, an increase of 5% from $161.9 million at December 31, 2003. This increase was primarily attributable to the increases in the loan portfolio which was funded by existing overnight investments and increased deposits and borrowed funds. Gross loans were $133.6 million at December 31, 2004, an increase of 14% compared to $116.8 million at the end of 2003. Securities decreased 20% to $21.9 million at year-end 2004, from $27.4 million at the end of 2003. Deposits increased to $137.3 million at December 31, 2004 from $133.7 million at year-end 2003, an increase of $3.6 million, or 3%, during 2004. This increase is due to our continued focus on increasing our customer base and working on developing deposit relationships with our loan customers. Pacifica reported net income available to shareholders of $3.1 million, or $0.87 per diluted share for 2004, up $1.9 million, or 162%, from net income available to common shareholders of $1.2 million, or $0.34 per share in 2003. The Company transferred $725,000 of its excess loan loss reserve into earnings during 2004 as compared to $900,000 in 2003. The reduction of the allowance for loan losses resulted from higher than anticipated net recoveries on previously charged off loans and continued improvement in our asset quality which is discussed in more detail below under “Analysis of Provision and Allowance for Loan Losses.” Exclusive of the transfers from the allowance for loan losses, our operating results would have shown a net income of $2.4 million, or $0.66 per diluted share for 2004 and a net income of $278,000 or $0.08 per share for 2003. Shareholders’ equity increased to $16 million at the end of 2004 from $12.6 million at December 31, 2003, up 27%, primarily due to the 2004 net income. Our capital ratios are at levels above the federal regulatory criteria for well-capitalized institutions.

Return on average assets (ROA) was 1.87% for the year 2004 and 0.76% for 2003. Return on average stockholders’ equity (ROE) was 21.85% for the year 2004, and 9.41% for 2003. Excluding the transfer of excess reserves into earnings, ROA was 1.43% for 2004 compared to 0.18% for 2003. ROE excluding the transfer of excess reserves was 16.72% for 2004 compared to 2.22% for 2003. The Bank’s average equity to average assets ratio was 8.54% and 8.03, respectively, for 2004 and 2003. The improvements in ROA and ROE were due primarily to the increase in net income achieved, which included transfers of excess loan loss reserves into earnings. Other factors that have lead to Pacifica’s financial performance include the recognition of a deferred tax asset that had been previously reserved, which resulted in a $260,000 increase to net income, as well as continued improvements in asset quality. Management expects that Pacifica will incur higher tax expenses commencing in early 2005 as our unused tax credits will be minimal. The continued improvement in our asset quality has allowed for a decrease in loan collection expenses as well as a decrease in the allocation of funds to the reserve for loan losses for the year.

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

Pacifica reported net income of $3.1 million, or $0.87 per diluted share for 2004, compared to a net income of $1.2 million or $0.34 per diluted share for 2003. The improvement was due primarily to higher average loan balances, a higher net interest margin, a one-time reversal of a deferred tax asset valuation allowance and a decrease in losses from discontinued operations. The increase in net income for 2004 as compared to 2003 is particularly significant due to the impact of the transfer of excess funds from the allowance for loan losses into earnings. Specifically, $725,000 of excess funds from the allowance for loan losses was transferred to earnings during 2004 while $900,000 of excess funds from the allowance for loan losses was transferred to earnings in 2003. Net income excluding the transfer of excess loan loss reserve to earnings was $2.4 million for 2004, up $2.1 million from $278,000 for the same period of 2003. See below under “Analysis of Provision and Allowance for Loan Losses” for a discussion of the changes in the allowance during 2004 and 2003. During 2004, net interest margin increased to 5.02%, as compared to 4.45% for the same period of 2003, up 57 basis points. Average earning assets and average interest-bearing liabilities increased during 2004 while the corresponding yields increased slightly on earning assets and decreased substantially on interest-bearing liabilities.

Net Interest Income

Net interest income is the difference between total interest income and total interest expense. Changes in net interest income are affected by several factors, including changes in average balances of earning assets and interest-bearing liabilities, changes in rates on earning assets and rates paid for interest-bearing liabilities, and the level of noninterest-bearing deposits and stockholders’ equity. Loans are the highest-yielding component of Pacifica’s earning assets. Loans averaged 78% of Pacifica’s total interest-earning assets during 2004, compared to 72% during 2003.

Our summary average balance sheet and net interest income data for the periods are as follows:

(Dollars in thousands)	2004			2003
	Average Balance	Interest Earned/Paid	Rate/ Yield	Average Balance	Interest Earned/Paid	Rate/ Yield
ASSETS
Interest-earning assets
Loans
Commercial	$33,472	$2,080	6.21%	$34,056	$2,190	6.43%
Real estate	91,036	6,191	6.80%	73,913	5,346	7.23%
Consumer	958	56	5.85%	1,169	67	5.73%

Total loans	125,466	8,327	6.64%	109,138	7,603	6.97%
Fees on loans	(566)	509		(475)	382

Total loans, net of fees	124,900	8,836	7.07%	108,663	7,985	7.35%

Receivable	—	—	0.00%	401	—	0.00%

Investments
Taxable
Agencies	18,786	1,061	5.65%	15,188	924	6.08%
Mortgage backed	3,519	155	4.40%	3,021	73	2.42%
Corporate	1,481	87	5.87%	7,138	374	5.24%
Tax-exempt	—	—	—	—	—	—

Total investments	23,786	1,303	5.48%	25,347	1,371	5.41%

Interest-earning deposits with banks	5,413	60	1.11%	7,094	82	1.16%
Federal funds sold	4,902	68	1.39%	9,450	105	1.11%
Correspondent Bank Stock	625	19	3.04%	256	11	4.30%

Cash equivalent and FHLB stock	10,940	147	1.34%	16,800	198	1.18%

Total interest-earning assets	159,626	10,286	6.44%	151,211	9,554	6.32%

Noninterest-earning assets
Cash and due from banks	2,248			2,337
Premises and equipment, net of depreciation	1,831			2,396
Other, less allowance for loan losses	1,870			(63)

Total noninterest-earning assets	5,949			4,670

TOTAL ASSETS	$165,575			$155,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Deposits
NOW, savings and money market accounts	$48,218	$499	1.03%	$40,423	$500	1.24%
Time deposits < $100,000	12,716	240	1.89%	14,789	358	2.42%
Time deposits ≥$100,000	62,881	1,247	1.98%	69,079	1,777	2.57%

Total interest-bearing deposits	123,815	1,986	1.60%	124,291	2,635	2.12%

Other borrowed funds	11,040	280	2.54%	2,974	69	2.32%
Mandatory redeemable preferred stock	—	—	0.00%	1,490	115	7.72%

Total interest-bearing liabilities	134,855	2,266	1.68%	128,755	2,819	2.19%

Noninterest-bearing liabilities
Demand deposits	15,540			13,342
Other liabilities	1,036			1,270

	16,576			14,612

Stockholders’ equity	14,144			12,514

TOTAL LIABILITIES AND EQUITY	$165,575			$155,881

Net interest income and net interest spread		$8,020	4.76%		$6,735	4.13%

Net interest margin (net interest income/earning assets)			5.02%			4.45%

Net interest income before provision for loan losses for the year 2004 increased by $1.3 million, or 19%, to $8.0 million, compared to an increase of $835,000, or 14% to $6.7 million in 2003. The increase in net interest income in 2004 reflects the effect of the repricing of time certificates of deposit to a lower average rate over time coupled with a balance sheet shift from time certificates of deposits to demand deposits and a shift from cash equivalents to loans. On a dollar-for-dollar and percentage basis, average interest-earning assets increased more than interest-bearing liabilities during 2004. Compared with 2003, average interest-earning assets increased approximately $8.4 million, or 6%, to $159.6 million while average interest-bearing liabilities increased $6.1 million, or 5%, to $134.9 million. Total interest income for 2004 increased $733,000, or 8%, from 2003 due primarily to the increase in average interest earning assets. Meanwhile, the repricing of time certificates and the shift in funding sources to include more demand deposit and borrowings and less time certificates allowed us to lower our cost of funds. Total interest expense for 2004 decreased $552,000, or 20%, as compared to 2003. Given the current rate environment and the anticipated repricing in the balance sheet, we expect our net interest margin will remain relatively constant during 2005.

Net interest margin (net interest income divided by average earning assets) was 5.02% in 2004, compared with 4.45% in 2003. The increase in net interest margin reflects the positive effect of our efforts to lower the cost of deposits and the shift in funding sources to include more demand deposits and borrowed funds. During 2004, the average yield on earning assets increased to 6.44% from 6.32% in 2003. At the same time, the average cost of interest-bearing liabilities for 2004 decreased significantly to 1.68% from 2.19% in 2003.

The increase in yield on our interest earning assets is a direct result of the deployment of a portion of our short-term investments into the loan portfolio. Yields on investments remained relatively stable in 2004 compared to 2003. The Company’s continued focus on efficient funding of its assets has resulted in continued improvement in the net interest margin. At December 31, 2004, Pacifica had $70.4 million in time certificates of deposits as compared to $76.3 million at year-end 2003. During 2004, Pacifica replaced certain interest-bearing deposits with demand deposits. In addition, Pacifica had $15.6 million of borrowed funds at December 31, 2004, of which $7.8 million have the potential of repricing during 2005 which could impact the Company’s cost of funds. See additional information under the Borrowings section.

To a large extent, the asset yields and cost of funds reflect the level of interest rates as set by the Federal Reserve Board and the competitive nature of the financial services industry. In the past, Pacifica’s assets have tended to track the Prime rate and reprice more quickly than its liabilities. However, due to historically low interest rates, borrowers have been increasingly interested in our fixed rate products. We also maintain floors on a portion of our loans to protect our interest earnings in times of a downward rate cycle; however, these floors can have a lagging effect in an increasing rate cycle which can cause a “squeeze” on our net interest margin as rates increase. This extends the repricing terms of our loans and moves the Company away from being asset sensitive to a slightly more liability sensitive position. In response to the increased demand on fixed rate assets, Pacifica borrowed longer term funds from the Federal Home Loan Bank in order to mitigate potential fluctuations in our net interest margin. Also, as short-term interest rates have moved up 125 basis points in the second half of 2004, most of Pacifica’s loans with floors have moved above their floor rate and are currently floating which places Pacifica back into a slightly asset sensitive position. Management continually monitors Pacifica’s mix of interest-earning assets and interest-bearing liabilities to maintain an appropriate balance.

Average loans (net of deferred loan fees) were approximately $124.9 million in 2004, up $16.2 million, or 15%, from $108.7 million in 2003. The yield on the loan portfolio (net of deferred loan fees) averaged 7.08% in 2004, compared to 7.35% in 2003. The yield on the loan portfolio decreased due to the low interest rate environment during the first half of 2004 and due to strong competition among financial institutions, but the decrease in yield was offset by the increase in loan volume. During 2004, average interest-bearing deposits were $123.8 million, a decrease of $476,000 compared to 2003. The cost of interest-bearing deposits decreased from 2.12% for 2003 to 1.60% for 2004.

Income on investments, interest-earning deposits, Federal Home Loan Bank stock and federal funds sold totaled $1.45 million in 2004, a decrease of $119,000, or 7.6%, when compared to 2003. The yield on investments was 5.48% for 2004, as compared to 5.41% for 2003.

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

	2004 vs 2003
	Increase/(decrease) due to		Total change
(Dollars in thousands)	Volume	Rate
Interest income
Loans
Commercial	$(37)	$(73)	$(110)
Real estate	1,180	(335)	845
Consumer	(12)	1	(11)

Interest income - loans (excluding fees)	1,130	(406)	724
Fees on loans	127	—	127

Interest income - loans (including fees)	1,130	(279)	851

Investments
Taxable
Agencies	207	(70)	137
Mortgage backed	14	68	82
Corporate	(328)	41	(287)
Tax-exempt	—	—	—

Total interest income - investments	(107)	39	(68)

Interest-earning deposits with banks	(19)	(3)	(22)
Federal funds sold	(59)	22	(37)
Federal Home Loan Bank stock	8	—	8
Interest income-other	(1)	1	—

Interest income - other	(71)	20	(51)

Total interest income	953	(221)	732

Interest expense
Deposits
NOW, savings and money market accounts	88	(89)	(1)
Time Deposits <$100,000	(46)	(72)	(118)
Time deposits ≥ $100,000	(149)	(381)	(530)

Total interest expense on deposits	(107)	(542)	(649)

Other borrowed funds	187	24	211
Mandatory redeemable preferred stock	(115)	—	(115)

Total interest expense	80	(633)	(553)

Net interest income	$873	$412	$1,285

(1)	Loans include nonaccrual loans, but unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.

Asset/Liability Management

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

In order to control interest rate risk in a rising interest rate environment, our philosophy is to lengthen the average maturity of our liabilities through term advances and offering longer-term time certificates of deposit and emphasize the pricing of new loans on a floating rate basis, when possible, in order to achieve a more asset sensitive position, therefore, allowing quicker repricings and maximizing net interest margin. Conversely, in a declining interest rate environment, our philosophy is to lengthen the average maturity of the investment portfolio and emphasize fixed rate loans and loans with floors, thereby becoming more liability sensitive. In each case, the goal is to exceed our targeted net interest margin range without exceeding earnings risk parameters.

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

Although analysis of interest rate gap (the difference between the repricing of interest-earning assets and interest-bearing liabilities during a given period of time) is one standard tool for the measurement of exposure to interest rate risk, we believe that because interest rate gap analysis does not address all factors that can affect earnings performance, such as early withdrawal of time deposits and prepayment of loans, it should not be used as the primary indicator of exposure to interest rate risk and the related volatility of net interest income in a changing interest rate environment. Interest rate gap analysis is primarily a measure of liquidity based upon the amount of change in principal amounts of assets and liabilities outstanding, as opposed to a measure of changes in the overall net interest margin.

The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of our interest-earning assets and interest-bearing liabilities at December 31, 2004. The amounts in the table are derived from internal data based upon regulatory reporting formats and, therefore, may not be wholly consistent with financial information appearing elsewhere in the audited financial statements that have been prepared in accordance with generally accepted accounting principles. The amounts shown below could also be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits and competition.

	December 31, 2004 Estimated Maturity or Repricing
(Dollars in thousands)	0-3 months	4-12 months	1-5 years	Thereafter	Total
Interest-earning assets
Interest-earning deposits	$4,796	$257	$—	$—	$5,053
Federal funds sold	2,020	—	—	—	2,020
Correspondent bank stock	633	—	—	—	633
Investment securities, at amortized value	6,919	3,673	4,451	7,097	22,140
Loans, gross	59,964	21,002	47,338	5,932	134,236

Total interest-earning assets	$74,332	$24,932	$51,789	$13,029	$164,082

Percent of total interest-earning assets	45.30%	15.19%	31.56%	7.94%	100.00%

Interest-bearing liabilities
Deposits
NOW, savings and money market accounts	$51,678	$—		$—	$51,678
Time deposits	30,321	31,869	8,251	—	70,441
Other short-term borrowed funds	5,455	2,378	7,802	—	15,635

Total interest-bearing liabilities	$87,454	$34,247	$16,053	$—	$137,754

Percent of total interest-earning assets	53.30%	20.87%	9.78%	0.00%	83.95%

Rate Sensitivity Gap	$(13,122)	$(9,315)	$35,736	$13,029	$26,328
Cumulative rate sensitivity gap	$(13,122)	$(22,437)	$13,299	$26,328	$—
Cumulative gap as percentage of total assets	-7.71%	-13.19%	7.82%	15.48%	—
Total assets					$170,097

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

We utilize a simulation model to monitor and manage interest rate risk within parameters established by our internal policy. The model projects the impact of a 100 basis point increase and a 100 basis point decrease, from prevailing interest rates, on the balance sheet over a period of 12 months. Generalized assumptions are made on how investment securities, classes of loans and various deposit products might respond to the interest rate changes. These assumptions are inherently uncertain, and as a result, the model cannot precisely estimate net interest income nor precisely predict the impact of higher or lower interest rates on net interest income. Actual results would differ from simulated results due to factors such as timing, magnitude and frequency of rate changes, customer reaction to rate changes, changes in market conditions and management strategies, among other factors. We periodically test our model’s output verses the output of third party models to validate and back-test our model’s output and assumptions to help management reach a greater comfort level with our models results.

Based on the results of the simulation models at December 31, 2004, we expect an increase in net interest income of $126,000 and a decrease of $84,000 in net interest income over a 12-month period, if interest rates increased or decreased a gradual 100 basis points, respectively.

Noninterest Income

Noninterest income decreased by $33,000, or 4%, to $790,000 in 2004, compared with $823,000 for the same period in 2003. The decrease was due primarily to the $98,000 decline of gains on sold and called investment securities during 2004. International banking service fee income, bank owned life insurance, wire transfer fees and other fee income all increased while service fees, gains on securities, and overdraft fees were down. The following table presents a breakdown of various components of Pacifica’s noninterest income for 2004 and 2003.

	Years Ended December 31,
(Dollars in thousands)	2004	Change	2003
International trade finance fees	$307	$38	$269
Bank owned life insurance appreciation	139	52	87
Other fee income	118	31	87
Service fees	100	(52)	152
Gain on sale of securities and derivatives	61	(98)	159
Overdraft fees	37	(10)	47
Wire transfer fees	28	6	22

	$790	$(33)	$823

Noninterest Expense

Noninterest expense decreased $382,000, or 5%, in 2004 to $6.7 million from $7.1 million. The decrease resulted primarily from the decrease in loan collection expense, losses from impaired assets, losses from disposal of assets and lease termination cost, as well as a decline in FDIC assessment expense. The decreases primarily relate to lower costs as a result of better credit quality in the loan portfolio and no costs related to the closure of the Mortgage Company.

Set forth below is a schedule showing additional detail concerning changes in the Company’s noninterest expense between 2004 and 2003:

	Years Ended December 31,
(Dollars in thousands)	2004	Change	2003
Compensation and employee benefits	$4,151	$(3)	$4,154
Loan origination costs	(315)	26	(341)

Net compensation and employee benefits	3,836	23	3,813

Occupancy expense	1,245	(53)	1,298
Professional services	284	12	272
Other expenses	260	27	233
Data processing	181	19	162
B&O taxes	173	17	156
Director fees	145	54	91
Insurance expense	123	16	107
Advertising, marketing and bank promotions	100	33	67
Telephone and data communications	76	(5)	81
Office supplies, stationary and printing	76	4	72
Couriers, postage and mail service	72	(6)	78
FDIC assessment	63	(104)	167
State assessment	50	(17)	67
Travel and entertainment	35	(2)	37
Loss from disposal of assets and lease termination costs	2	(106)	108
Losses from impaired assets	—	(130)	130
Loan collection expense / (recovery)	(11)	(164)	153

Total noninterest expense	$6,710	$(382)	$7,092

Salaries and employee benefits expenses were approximately $4.1 million in 2004 and 2003. We anticipate the salary expense to increase slightly during 2005 as certain benefits such as employee insurance continue to rise. Pacifica’s average number of employees was 48 for the year 2004 compared with 49 for 2003.

Occupancy and equipment expense was $1.2 million in 2004 and $1.3 million in 2003. The slight decrease in 2004 is primarily due to the lower building lease expense, furniture repair expense, and the lower depreciation expense on fixed assets and computer software. The Company sublet the Pacifica Mortgage Company facility to a third party effective June 1, 2003. That lease was a month-to-month lease which terminated in May 2004. In July 2004, the Company sublet the space to a new tenant with a sublease agreement that expires December 31, 2005, with a monthly rent of $4,003. The tenant has the option to renew the lease at that time through the remainder of Pacifica’s obligation to the space which expires August 31, 2007. In addition, the Bank consolidated its office space and entered into an agreement effective August 1, 2003, to sublease surplus office space for the remaining term of the lease. This sublease agreement has an average monthly rent of $4,645 and expires on September 1, 2007.

The Company incurred miscellaneous losses of $108,000 during 2003 resulting from the above-mentioned subleases and disposal of the furniture previously occupied by the Bank office. As part of the sublease of the Bank space, the Company sold its furniture associated with the sublease space to the lessee at a loss of $10,000. The Company implemented the Financial Accounting Standards Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. As a result, the Company also recognized a lease termination cost of $98,000 in 2003, representing the sublease income shortfalls as compared to the lease payment the Company is liable for. The associated accretion expense will be recognized monthly for the remainder of the lease term and will reduce the Company’s future occupancy expense. This accounted for approximately a $27,000 decrease in building and lease expense during 2004.

Upon the closure of its wholly owned subsidiary Pacifica Mortgage, leasehold improvements and furniture for Pacifica Mortgage Company space were transferred to the Company and the other fixed assets which can be utilized by the Bank were transferred from the Company to the Bank as a capital contribution. The Company deemed the leasehold improvement and furniture items impaired and wrote off the assets in 2003 according to FASB No. 144 and 147 which are related to accounting for the impairment or disposal of long-lived assets. Impairment amount totaled approximately $130,000, representing net book value of the assets being written off. There were no such write-offs during 2004 and we do not anticipate any during 2005.

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

The Company’s total investment portfolio decreased by $5.4 million, or 19%, to $22.3 million at year-end 2004 from $28.2 million at year-end 2003. The investment portfolio during 2004 continued to be a portfolio of higher yield, however, during the second half of 2004 the Company began to position the portfolio to include a greater level of liquidity to complement the forecasted loan growth. This increased liquidity is expected to come with a lower yield on the investment portfolio. Going forward, as the loan portfolio continues to grow the Company plans to rely less on the investment portfolio as a source of earnings. Pacifica is a stockholder in the Federal Home Loan Bank of Seattle (“FHLB”). As of December 31, 2004 and 2003, Pacifica owned FHLB stock of $533,000 and $454,000, respectively. Pacifica also owns $100,000 stock in a “banker’s bank” that has no readily available market price and is carried at cost. Available-for-sale securities were $21.9 million and $27.4 million at December 31, 2004 and 2003, respectively. As of December 31, 2004, U.S. government agency securities comprised 75% of the securities portfolio, with mortgage-backed securities comprising the remaining 25%. Purchases totaled $7.6 million while maturities, calls and principal paydowns totaled $13.1 million. During 2004, the Company sold available-for-sale securities of approximately $4 million and had called securities totaling $5.3 million and realized net gains of $61,000. Pacifica realized gains from both called securities that were originally purchased at a discount and from sold securities. Gains from sold and called securities were $38,000 and $23,000, respectively, for 2004 and 2003. For further information on investments securities, see Note 2 to the consolidated financial statements.

Lending Activities

Loan Portfolio Composition. Pacifica originates a wide variety of loans to small and medium-sized businesses and individuals. The following table sets forth the loan portfolio composition by type of loan at the dates indicated:

	December 31,
(Dollars in thousands)	2004	% of Total	2003	% of Total
Commercial and industrial loans	$35,129	26%	$33,106	28%
Real estate - construction	22,594	17%	24,137	21%
Real estate - mortgage	75,447	56%	59,069	51%
Consumer and other	1,066	1%	1,049	1%

	134,236	100%	117,361	101%
Less deferred loan fees	(640)	0%	(591)	-1%

Total loans	$133,596	100%	$116,770	100%

At December 31, 2004, total loans increased by $16.8 million to $133.6 million from $116.8 million at year-end 2003. Commercial loans, real estate mortgage loans, and consumer and other loans contributed to the increase, while real-estate construction loans decreased due to loan maturities and payoffs. Commercial and industrial loans increased $2 million, or 6%; commercial and residential real estate mortgage loans increased $16.4 million, or 28%; and consumer and other loans increased $17,000, or 2%, while real-estate construction loans decreased $1.5 million, or 6%. Funding for the growth in loans in 2004 came primarily from the deployment of the excess liquidity which resided in interest-bearing cash and federal funds sold, and growth in our demand deposit portfolio.

Pacifica’s commercial loan portfolio includes loans to businesses in the manufacturing, wholesale, retail, service, agricultural and construction industries, primarily located in King County. As of December 31, 2004, there was no significant concentration of loans to any particular group of customers engaged in similar activities and having similar economic characteristics. However, due to the limited scope of Pacifica’s primary market area, a substantial geographic concentration of credit risk exists and, as a result, localized economic downturns can be expected to have a more pronounced effect on Pacifica than they might with a similar but more geographically diversified business.

Asset Quality

Nonperforming Assets. Nonperforming loans include non-accrual loans, restructured loans, and loans 90 days or more past due. Pacifica’s policy generally is to place loans on a non-accrual basis when, in management’s judgment, the collateral value and the financial condition of the borrower do not justify accruing interest as an income item. Interest previously recorded but not deemed collectible is reversed and charged against current income. Interest income on these loans is then recognized when collected. Restructured loans are loans for which the contractual interest rate has been reduced or other concessions are granted to the borrower because of deterioration in the financial condition of the borrower resulting in the borrower’s inability to meet the original contractual terms of the loans. At December 31, 2004, the Company had $257,000 in nonperforming loans, and no nonperforming loans at year-end 2003. The $257,000 balance was made up of two loans which were to the same borrower. During the first week of 2005 this borrower paid-off the $257,000 in full. Nonperforming loans are also considered impaired loans (see Note 3 to the Consolidated Financial Statements). The Company considers loans impaired when it is probable the Company will not be able to collect all amounts as scheduled under a loan agreement. The Company had $816,000 of impaired loans as of December 31, 2004. The impaired loan balance is made up of three loans, the above mentioned nonperforming loans which subsequently paid-off and one loan in the amount of $559,000 which is currently in compliance with the terms of the loan but with which management has concerns about an adequate source of repayment. At December 31, 2004, the Company had specific reserves for these loans of $386,000 and collateral of approximately $442,000 in equity value of a residential real-estate property. The Company had one impaired loan at year-end 2003 in the amount of $624,000 which is still considered impaired by the Company and is mentioned above with a balance of $559,000 at year-end. This loan paid down $115,000 of principal during 2004.

Potential problem loans are loans that are performing and are not nonaccrual, past due, or restructured, but about which there are significant doubts about the borrower’s ability to comply with the present repayment terms in the future and which later may be included in nonaccrual, past due, or restructured loans. We had $642,000 in potential problem loans at December 31, 2004, compared to $943,000 at year-end 2003, a reduction of $301,000, or 32%. One of the problem loans from year-end 2003 paid-off and the other is the above mentioned $559,000 impaired loan. We continued to make significant improvement in 2004 as we maintained focus on asset quality and achieved workout plans with our customers. The Company will continue to focus on asset quality while continuing to emphasize continued growth in the loan portfolio.

The following table sets forth, at the dates indicated, information with respect to potential problem loans and nonperforming loans of the Company:

	December 31,
(Dollars in thousands)	2004	2003	2002
Potential problem loans	$642	$943	$4,289

Nonperforming loans:
Nonaccrual loans	$257	$—	$110
Restructured loans	—	—	$—
Accruing loans 90 days or more past due	—	—	$104

Total nonperforming loans	257	—	214
Other real estate owned	—	—	—

Total nonperforming assets	$257	$—	$214

Nonperforming loans as a percentage of total loans	0.19%	0.00%	0.18%
Nonperforming assets as a percentage of total assets	0.16%	0.00%	0.12%

Other Real Estate Owned

Other real estate owned (OREO) is carried at the lesser of book value or market value. The costs related to completion, repair, maintenance, or other costs of such properties, are generally expensed with any gains or inadvertent shortfalls from the ultimate sale of OREO being shown as other income or expense.

As of December 31, 2004, Pacifica had no OREO assets on the books. At December 31, 2003, OREO assets consisted of one property, which was two residential lots located in Madras, Oregon. The Company obtained this property in 2003 as a result of the Bank’s foreclosure on collateral of a previously charged off loan.

During 2004, Pacifica sold this OREO property for approximately $20,000. The sale was finalized in February 2004 with net proceeds to the bank of approximately $17,000 which was treated as a recovery on a previously charged off loans and thus added back to the allowance for loan loss reserve account.

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

Pacifica’s loan loss analysis procedure emphasizes early detection of loan losses. The Company significantly increased its allowance for loan losses through additional provisions during 2001, and no additions to the allowance for loan losses were made during 2002, 2003, or 2004 except from recoveries on previously charged-off loans. During 2002 and 2003, we achieved significantly greater net recoveries on charged-off loans than expected, including a large insurance settlement in 2002, and significantly reduced the amount of our classified assets. We continued to improve our asset quality and reduce the amount of classified assets during 2004. During 2004, we charged off one loan in the amount of $12,000 and received recoveries of $623,000. At December 31, 2004, the allowance for loan losses was $2.12 million, or 1.58% of total loans, compared to $2.23 million, or 1.91% of the total loans, at December 31, 2003. The $114,000 decrease from year-end 2003 represents net recoveries from previously charged off loans of $611,000 and the transfer of excess funds of $725,000 from the allowance for loan loss reserve account into earnings. The significant improvement in asset quality during the past two years has reduced the reserve requirement for our loan portfolio. Management believes the current balance of the allowance for loan losses is adequate to provide against current potential losses that are reasonably likely in light of our current loan portfolio and existing expected economic conditions. We anticipate moderate additions to the allowance for loan losses in 2005, as we continue to grow the loan portfolio. We do not expect large recoveries from previously charged-off loans to continue into 2005.

The following table shows the allocation of the allowance for loan losses at December 31, 2004 and 2003:

	December 31,
(Dollars in thousands)	2004		2003
	$ Amount	%	$ Amount	%
Balance applicable to:
Commercial and industrial loans	$931	44%	$1,169	52%
Real estate - construction	317	15%	349	16%
Real estate - mortgage	804	38%	705	32%
Consumer and other	64	3%	7	0%

Total	$2,116	100%	$2,230	100%

The following table provides an analysis of Pacifica’s allowance for loan losses for the fiscal years ending December 31, 2004, 2003, and 2002:

	December 31,
(Dollars in thousands)	2004	2003	2002
Total loans	$133,596	$116,770	$109,735
Average loans	124,900	108,663	108,663

Balance of allowance for loan losses at beginning of period	$2,230	$2,919	$3,530
Charge-offs:
Commercial loans	(12)	(287)	(2,141)
Recoveries:
Commercial loans	623	498	2,133

Net (charge-offs)/recoveries	611	211	(8)
Provision/(recovery) charged to expense	(725)	(900)	(603)

Balance of allowance for loan losses at end of period	$2,116	$2,230	$2,919

Net charge-off/(recovery) to average loans outstanding	-0.49%	-0.19%	0.01%
Allowance as a percentage of total loans	1.58%	1.91%	2.66%
Allowance as a percentage of nonperforming loans	823%	N/A	1364%

Maturities and Sensitivities of Loans to Changes in Interest Rate. For information on the aggregate contractual maturities of loans as of December 31, 2004 and the amounts of variable and fixed rate loans that mature after one year, see Note 3 of the consolidated financial statements.

Premises and Equipment

During 2004, fixed assets decreased by $349,000, to $1.67 million at year-end 2004 from $2.02 million at year-end 2003. The net change included purchases of $101,000, losses from the sale of fixed assets of $2,000, and depreciation expenses of $448,000.

Deposits

Pacifica offers various types of deposit accounts, including checking, savings, money market accounts and a variety of certificate of deposit accounts. Total deposits increased $3.6 million, or 3%, to $137.3 million at December 31, 2004, compared to $133.7 million at December 31, 2003. Pacifica seeks to attract deposits in its primary market area by pricing its products competitively and delivering quality service.

Time deposits accounted for 58% of the total interest-bearing deposits at December 31, 2004, and 64% at December 31, 2003. Money market deposits made up 32% and 29% of the total interest-bearing deposits at December 31, 2004 and 2003, respectively. NOW accounts made up 10% and 6% of the interest-bearing deposits at December 31, 2004 and 2003, respectively.

Noninterest-bearing deposits were $15.1 million at December 31, 2004, an increase of $302,000, or 2% compared to year-end 2003. During the same period, interest-bearing deposits increased $3.3 million, or 3%, to $122.1 million, with the increase being attributable to money market and NOW accounts. During the year 2004, time deposits decreased $5.9 million to $70.4 million, of which $4.2 million was the decrease in jumbo time certificates. Money market accounts increased $3.8 million to $38.7 million, while NOW accounts increased $5.2 million to $12.2 million.

The following table sets forth the average balances outstanding and average interest rates for each major category of our deposits for the periods indicated:

	Years ended December 31,
	2004		2003
(Dollars in thousands)	Average balances	Average yield	Average balances	Average yield
Interest-bearing demand accounts	$8,810	0.37%	$6,608	0.45%
Money market accounts	38,904	1.18%	33,398	1.39%
Savings accounts	505	1.02%	417	1.17%
Certificates of deposit	75,597	1.97%	83,868	2.55%

Total interest-bearing accounts	123,815	1.60%	124,291	2.12%
Noninterest-bearing demand accounts Total average deposits	15,540	—	13,341	—

Total average deposits	$139,355	1.42%	$137,632	1.91%

The only deposit category with stated maturity dates is certificates of deposit. At December 31, 2004, Pacifica had $70.4 million in certificates of deposit. Approximately all of Pacifica’s certificates of deposits renew automatically at maturity, unless otherwise directed by the customer.

The following table sets forth the amounts and maturities of certificates of deposit with balances of $100,000 or more at December 31, 2004:

(Dollars in thousands)	December 31, 2004
Remaining maturity:
Less than three months	$26,076
Three to six months	8,211
Six to twelve months	17,394
Over twelve months	7,081

$58,762

Borrowings

At December 31, 2004 and December 31, 2003, Pacifica had liabilities to the U.S. Treasury in the amount of $164,000 and $6,000, respectively, representing Treasury Tax and Loan balances.

In addition, Pacifica obtained a $3.5 million line of credit through one of our correspondent banks in September 2003, of which $2.35 million was used to redeem all of the Company’s outstanding Limited Life Preferred stock and Perpetual Preferred stock on September 30, and December 29, 2003, respectively. An additional $150,000 of this line was used to pay dividends on the preferred stock and to cover other expenses associated with the holding company. Due to our improved financial performance as well as our relatively strong capital position, we requested and received regulatory approval for the Bank to pay a dividend to the Company in order to pay down up to $2.5 million of our outstanding balance on this line. We paid down $2.5 million of this line by the end of April 2004. The Company renewed the existing line in December of 2004. At December 31, 2004, there was no outstanding balance on this line of credit.

The current line of credit is collateralized by the Company’s Pacifica Bank stock and subject to certain restrictive covenants including, among others, requirements with regards to capital ratios, ROA, loan loss reserve ratios and lender’s prior approval on certain transactions. As of December 31, 2004, the Company was in compliance with its covenants. Interest on this loan is at the lender’s prime rate minus 0.50% and is paid quarterly and matures March 15, 2007. Pacifica renewed this line of credit in order to ensure adequate flexibility for future capital strategies.

At December 31, 2004, the Company had additional short-term funding sources available totaling $31.5 million with variable interest rates and collateralized by $18 million of investment securities. There were $15.4 million and $11.8 outstanding under these agreements as of December 31, 2004 and 2003, respectively. Of the $15.4 million outstanding, $10.3 million was attributed to Federal Home Loan Bank (FHLB) fixed rate advances with maturities ranging from 9 months to 3 years with an average rate of 2.40%, while $5.2 million represented the purchase of Federal Funds. We anticipate additional borrowings to total between $2 and $3 million during 2005 to fund our loan growth and replace a portion of the Company’s time certificates of deposit.

Capital

Pacifica’s shareholders’ equity at December 31, 2004 was $16.0 million, compared with $12.6 million at year-end 2003. Shareholders’ equity was 9.40% and 7.79% of total assets at December 31, 2004 and 2003, respectively.

The primary reason for the increase in the Company’s shareholders’ equity since December 31, 2003 was the net income for the year of $3.1 million which included the reversal of a tax valuation credit of $260,000. The Company also received approximately $233,000 in proceeds from certain employees who exercised stock options during 2004. The accumulated deficit decreased from $3.1 million at year-end 2003 to $1.1 million as of year-end 2004 due primarily to a net income of $3.1 million. The accumulated deficit was also affected by the 5% stock dividend which increased the deficit by approximately $1.1 million. Accumulated other comprehensive losses decreased by $41,000 to $(166,000) as of December 31, 2004 from $(207,000) at December 31, 2003, due to a decrease in unrealized losses on available-for-sale securities, net of tax effect.

Preferred Stock

At December 31, 2004, the Company had no outstanding preferred stock. On September 30, 2003, the Company redeemed the outstanding balance of the Limited Life Preferred Stock in its entirety with proceeds from a $2 million borrowing from a correspondent bank. On December 29, 2003, the Company redeemed the outstanding balance of the Perpetual Preferred stock in its entirety with proceeds from a $350,000 borrowing from the same correspondent bank.

Contractual Obligations and Commitments

The following table sets forth Pacifica’s long-term contractual obligations:

		Payments Due Per Period
(Dollars in Thousands)	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Debt	$15,635	$7,833	$7,802	$—	$—
Fixed interest on debt[1]	355	237	118	—	—
Operating leases	2,440	625	1,149	400	266

Total	$18,430	$8,695	$9,069	$400	$266

(1)	Amount excludes interest expense on adjustable rate debt.

At December 31, 2004, the Company’s obligations related to debt totaled $15.6 million to be paid over the next 3 years. Included in this amount is an amortizing advance which we will pay-down monthly over the remaining three year period. The weighted-average interest rate related to the long-term debt is 2.40%. See additional discussion under the Borrowing section.

The Company also has operating leases comprised of leases for office space. See additional discussion under Note 11 of the financial statements.

Off-Balance Sheet Commitments

Standby letters of credit, commercial letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party or payment by a customer to a third party. Those guarantees are primarily issued in international trade or to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Except for certain long-term guarantees, the majority of guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to one hundred percent of the commitment amount at December 31, 2004. The Company routinely charges a fee for these credit facilities. The Company has not been required to perform on any financial guarantees.

		Amount of Commitment Expiration Per Period
(Dollars in Thousands)	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Off-Balance Sheet Commitments
Commitments to extend credit	$26,780	$23,391	$2,978	$15	$396
Commercial and standby letters of credit	1,321	1,139	182	—	—

Total	$28,101	$24,530	$3,160	$15	$396

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

Pacifica’s primary source of new funds is customer deposits. These funds, together with loan repayments, retained earnings, equity and other borrowed funds are used to make loans, to acquire investment securities and other assets and to fund continuing operations. The primary source of demands on our capital are customer demand for withdrawal of deposits and borrowers’ demands that we advance funds against unfunded lending commitments. Our total unfunded lending commitments at December 31, 2004 were $26.8 million, and we do not expect all of these loans to be fully drawn upon at any one time. Pacifica also may use advances from the Federal Home Loan Bank and borrowings at correspondent banks to meet short-term liquidity needs. At December 31, 2004 we had unused credit lines totaling approximately $16 million. Certain borrowings have collateral requirements and are subject to availability of funds.

Cash. Cash and cash equivalents at December 31, 2004 totaled $9.6 million, down 26% from $13.1 million at year-end 2003.

Cash from (used by) Operating Activities. Net cash provided by operating activities totaled $2.3 million in 2004, up from net cash used by operating activities of $772,000 in the same period of 2003. This increase of funds was caused primarily by the $3.1 million net income. Net cash used to pay accrued interest declined significantly again in 2004 due to the lowing of the cost of funds in 2004 and 2003.

Cash from (used by) Investing Activities. Net cash used by investing activities was $10.8 million during 2004, as compared to net cash used by investing activities of $12 million in 2003. Net funding for new loans and investments in 2004 primarily came from the Company’s excess liquidity and the increase in deposits as well as proceeds from sold, called and matured investments. The Company experienced less activity related to the sales of investment securities during 2004 as compared to 2003.

Cash from (used by) Financing Activities. In 2004, net cash provided by financial activities totaled $5.1 million, up substaintially from net cash used by financing activities of $3.8 million in 2003. This increase in cash provided by financing activities was primarily a result of an increase in interest bearing deposits of $3.25 million and an increase in borrowings of $1.3 million. In 2003, cash used by financing activities came mainly from the decrease in interest-bearing deposits of $15.5 million and the redemption of the Company’s preferred stock.

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

See Note 18 on page 50 of this report.

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

Our earnings depend upon the spread between the interest rate we receive on loans and securities and the interest rates we pay on deposits and borrowings. If interest rates shift, our business may be impacted more severely than would be experienced in a diversified business.

Our earnings are impacted by changing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities, and rates paid on deposits and borrowings. The relationship between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, our interest rate spread could be expected to increase during times of rising interest rates and, conversely, to decrease during times of falling interest rates. This shift in our interest rate exposure is largely contributable to the current rising interest rate environment in which our prime based or other adjustable rate products float upward faster than the Company’s cost of funds. Exposure to interest rate risk is managed by monitoring the re-pricing frequency of the Bank’s rate-sensitive assets and rate-sensitive liabilities over any given period. Although we believe our current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse affect on our business, financial condition and results of operations.

Our business is heavily regulated and the creation of additional regulations may negatively affect our operations.

We are subject to government regulation that could limit or restrict our activities, which could adversely impact our operations. The financial services industry is regulated extensively. Federal and state regulation is designed primarily to protect the deposit insurance funds and consumers, and not to benefit our stockholders. These regulations can sometimes impose significant limitations on our operations. In addition, these regulations are constantly evolving and may change significantly over time. Significant new laws or changes in existing laws or repeal of existing laws may cause our results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for us.

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

Our earnings depend to a large extent upon the ability of our borrowers to repay their loans. If we were unable to manage this credit risk our business would be negatively impacted.

A source of risk arises from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially affect our results of operations. We have therefore been required to adopt measures to address regulatory concerns, and if these measures are not sufficient, we may face additional regulatory action or may experience additional loan charge-offs or reserves.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Pacifica Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of Pacifica Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the two years in the periods ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacifica Bancorp, Inc. and Subsidiary as of December 31, 2004 and 2003 and the results of their operations and cash flows for each of the two years in the periods ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

Los Angeles, California

January 28, 2005

PACIFICA BANCORP, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2004 AND 2003

ASSETS
	December 31, 2004	December 31, 2003
(Dollars in thousands)
ASSETS
Cash and due from banks	$2,820	$3,658
Interest-bearing cash	4,796	5,010
Federal funds sold	2,020	4,425

Total cash and cash equivalents	9,636	13,093
Interest-bearing deposits in banks	257	257
Securities available-for-sale, at fair value	21,888	27,360
Correspondent bank stock, at cost	633	554

Total investments	22,778	28,171
Loans	133,596	116,770
Less allowance for loan losses	(2,116)	(2,230)

Total loans, net	131,480	114,540
Bank premises and equipment, net	1,670	2,019
Accrued interest receivable	752	762
Other	3,781	3,284

Total other assets	6,203	6,065

TOTAL ASSETS	$170,097	$161,869

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$15,148	$14,846
Interest-bearing	122,119	118,866

Total deposits	137,267	133,712
Accrued interest payable	564	615
Other accrued liabilities	639	608
Other borrowings	15,635	14,320

Total other liabilities	16,838	15,543

Total liabilities	154,105	149,255

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued and outstanding at December 31, 2004 and December 31, 2003	—	—
Common stock, no par value, 10,000,000 shares authorized, 3,445,988 and 3,233,008 shares issued and outstanding at December 31, 2004 and December 31, 2003, respectively	17,252	15,914
Accumulated deficit	(1,094)	(3,093)
Accumulated other comprehensive income (loss), net of tax	(166)	(207)

Total stockholders’ equity	15,992	12,614

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$170,097	$161,869

See accompanying notes to these consolidated financial statements.

PACIFICA BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	(Dollars in Thousands, except for per share amounts)
	2004	2003
INTEREST
Loans, including fees	$8,836	$7,985
Investments and interest-bearing deposits	1,382	1,464
Federal funds sold	68	105

Total interest income	10,286	9,554

INTEREST EXPENSE
Deposits	1,986	2,635
Borrowings	280	69
Mandatory redeemable preferred stock	—	115

Total interest expense	2,266	2,819

NET INTEREST INCOME	8,020	6,735
PROVISION/(RECOVERY) FOR LOAN LOSSES	(725)	(900)

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,745	7,635

NONINTEREST INCOME
Service fees	100	152
Foreign trade fees	308	269
Other income	321	243
Net gain on sale of investments	61	159

Total noninterest income	790	823

NONINTEREST EXPENSES
Salaries and employee benefits	3,836	3,813
Occupancy and equipment	1,245	1,298
Professional services	284	272
State business taxes	173	156
Data processing	181	162
Loan collection expense / (recovery)	(11)	153
FDIC assessment	63	167
Insurance expense	123	107
Loss on impaired assets	—	130
Loss on disposal of equipment and lease termination cost	2	108
Other expenses	814	726

Total noninterest expenses	6,710	7,092

INCOME FROM CONTINUING OPERATIONS	2,825	1,366
Loss from discontinued operations	—	(157)

INCOME BEFORE INCOME TAXES	2,825	1,209
INCOME TAXES / (BENEFIT)	(260)	—

NET INCOME	3,085	1,209
Less perpetual preferred stock dividends	—	(31)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$3,085	$1,178

NET INCOME PER SHARE AVAILABLE TO COMMON SHAREHOLDERS
Basic
Continuing operations, net of tax	$0.90	$0.39
Discontinued operations	$—	$(0.05)

Total	$0.90	$0.34

Diluted
Continuing operations, net of tax	$0.87	$0.38
Discontinued operations	$—	$(0.05)

Total	$0.87	$0.34

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	3,411,281	3,423,386

Diluted	3,565,289	3,485,239

See accompanying notes to these consolidated financial statements.

PACIFICA BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

						Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss) Net of Tax	Total Stockholders’ Equity
									Comprehensive Income (Loss)
	Preferred Stock		Common Stock		Capital Surplus
(In Thousands)	Shares	Amount	Shares	Amount
BALANCE, December 31, 2002	350	$350	3,260,368	$16,054	$—	$(4,271)	$43	$12,176

Comprehensive income
Net income						1,209		1,209	$1,209
Other comprehensive income
Change in unrealized gains (losses) on available-for-sale securities, net of tax effects of ($129)							(250)	(250)	(250)

Total comprehensive income (loss)									$959

Common stock repurchased			(34,360)	(175)				(175)
Stock options exercised			7,000	35				35
Preferred stock repurchased	(350)	(350)						(350)
Preferred stock dividends accrued and paid						(31)		(31)

BALANCE, December 31, 2003	—	$—	3,233,008	$15,914	$—	$(3,093)	$(207)	$12,614

Comprehensive income
Net income						3,085		3,085	$3,085
Other comprehensive income
Change in unrealized gains (losses) on available-for-sale securities, net of tax effects of ($107)							41	41	41

Total comprehensive income (loss)									$3,126

Stock options exercised			47,795	233				233
Stock option tax effect				5				5
Stock grants			2,258	14				14
Stock dividend (5% increase)			162,927	1,086		(1,086)
Preferred stock repurchased
Preferred stock dividends accrued and paid

BALANCE, December 31, 2004	—	$—	3,445,988	$17,252	$—	$(1,094)	$(166)	$15,992

See accompanying notes to these consolidated financial statements.

PACIFICA BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Increase (Decrease) In Cash

	(In Thousands)
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,085	$1,209
Adjustments to reconcile net income to net cash flows from operating activities
Provision for loan losses	(725)	(900)
Net amortization (accretion) of securities	56	125
Realized gain on sale of available-for-sale securities, net	(61)	(159)
Loss on sale of fixed assets	2	10
Impairment provision - bank premises	—	130
Correspondent bank stock dividends	(15)	(10)
Depreciation	448	480
Changes in operating assets and liabilities
Accrued interest receivable	10	16
Other assets	(518)	(1,713)
Accrued interest payable	(51)	(333)
Other liabilities, net	31	373

Net cash flows from (used by) operating activities	2,262	(772)

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing deposits in banks	—	400
Purchases of available-for-sale investment securities	(7,598)	(38,152)
Proceeds from sales, maturities and principal payments of available-for-sale securities	13,137	32,964
Purchases of correspondent bank stock	(64)	(413)
Net change in loans	(16,215)	(6,824)
Redemption of Federal Home Loan Bank stock	—	2
(Additions) to premises and equipment	(101)	(30)

Net cash flows from (used by) investing activities	(10,841)	(12,053)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in noninterest-bearing deposits	302	885
Increase (decrease) in interest-bearing deposits	3,253	(15,493)
Increase (decrease) in other borrowings	1,315	13,348
Repurchase of common stock	—	(175)
Proceeds from exercise of stock options	233	35
Tax effect of stock options	5
Proceeds from stock grants	14	—
Dividends of perpetual preferred stock	—	(45)
Redemption of mandatory redeemable preferred stock	—	(2,000)
Redemption of perpetual preferred stock	—	(350)

Net cash flows from (used by) financing activities	5,122	(3,795)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,457)	(16,620)
CASH AND CASH EQUIVALENTS, beginning of year	13,093	29,713

CASH AND CASH EQUIVALENTS, end of year	$9,636	$13,093

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$2,318	$3,152

Cash paid during the period for income taxes	$16	$—

See accompanying notes to these consolidated financial statements.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – Pacifica Bancorp, Inc.(the “Company”), through its wholly-owned subsidiary, Pacifica Bank (the “Bank”) provides a full range of commercial and mortgage lending services as well as banking services to individuals and small-to-medium sized businesses through its offices in Bellevue and Seattle, Washington. The Company is subject to significant competition from other financial institutions. The Company is also subject to the regulations of certain Federal and State of Washington agencies and undergoes periodic examinations by those regulatory authorities.

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

Principles of Consolidation – For the years ended December 31, 2004, 2003 and 2002, the consolidated financial statements include the accounts of Pacifica Bancorp, Inc., and its wholly-owned subsidiary, Pacifica Bank. Due to the closure of Pacifica Mortgage effective March 31, 2003, operating results for Pacifica Mortgage were reported as “loss from discontinued operations” for the year ended December 31, 2003. All material intercompany balances and transactions have been eliminated. For the year ended December 31, 2000 the financial statements include Pacifica Bank only.

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

Interest bearing cash represents funds on deposit in a demand account with the Federal Home Loan Bank of Seattle in the amount of $4.8 million and $5 million as of December 31, 2004 and 2003, respectively.

Included in cash and due from banks are legally reserved amounts which are required to be maintained on an average basis in the form of cash and balances due from the Federal Reserve Bank and other banks. Average clearing balance reserve requirements approximate $200,000 for the years ended December 31, 2004 and 2003, respectively.

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

The Company had no held-to-maturity or trading securities at December 31, 2004 and 2003.

Federal Home Loan Bank Stock – The Bank’s investment in Federal Home Loan Bank (the “FHLB”) stock is carried at par value ($100 per share), which reasonably approximates its fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of outstanding FHLB advances. The Bank may request redemption at par value of any stock in excess of the amount the Bank is required to hold. Stock redemptions are at the discretion of the FHLB and have currently been suspended due to capital restructuring currenly taking place at the FHLB of Seattle. At December 31, 2004, Pacifica Bank owned approximately $533,000 of FHLB stock.

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

Bank Premises and Equipment – Company premises and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets, which range from three to ten years. Total depreciation expense was $448,000 and $480,000 at December 31, 2004 and 2003, respectively.

Income Taxes – Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred taxes result from temporary differences in the recognition of certain income and expense amounts between the Company’s financial statements and its tax returns. The principal items giving rise to these differences include depreciation, investment income and loan loss reserves. Because of unused net operating losses and preopening expenses and improvement in the Company’s financial performance, the Company recognized a tax credit within the statement of income.

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

Advertising Costs – The Company expenses advertising costs as they are incurred. Total advertising expenses were $97,000 and $48,000 in 2004 and 2003, respectively.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Option Plans – The Company recognizes the financial effects of stock options under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Generally, stock options are issued at a price equal to the fair value of the Company’s stock as of the grant date. Under APB 25, options issued in this manner do not result in the recognition of employee compensation in the Company’s financial statements. Disclosures required by Statement of Financial Accounting Standards No. 123, Accounting For Stock-Based Compensation, are as follows. The pro forma information recognizes as compensation, the value of stock options granted using an option valuation model known as the Black-Scholes model. The estimated fair value for options issued in 2004 and 2003 is estimated at $268,000 and $350,000.

The following assumptions were used to estimate the fair value of the options:

	2004	2003
	(5 Year Vesting)	(5 Year Vesting)
Weighted average risk-free interest rate	4.46%	3.75%
Dividend yield rate	0.00%	0.00%
Price volatility	30.29%	31.06%
Weighted average expected life of options	10 Years	10 Years

Management believes that the assumptions used in the option pricing model are highly subjective and represent only one estimate of possible value, as there is no active market for the options granted. The fair value of the options granted in 2004 and 2003 are allocated to pro forma earnings over the vesting period of the options. The pro forma effect on the Company’s earnings as a result of options issued in 2004 and 2003 is as follows:

	(In Thousands, except for per share amounts)
	2004 (Pro Forma)	2003 (Pro Forma)
Net income from Company operations	$3,085	$1,209
Less accrued perpetual preferred stock dividends	—	(31)

Net income available to common shareholders	3,085	1,178
Additional compensation for fair value of stock options	(327)	(188)

Pro forma net income from Company operations	$2,758	$990

Net income per share available to common shareholders
Basic
As reported	$0.90	$0.34

Pro forma	$0.81	$0.29

Diluted
As reported	$0.87	$0.34

Pro forma	$0.77	$0.28

The remaining unrecognized compensation for fair value of stock options was $224,000 and $276,000 as of December 31, 2004, and 2003, respectively.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Reclassifications – Certain amounts in the prior year’s financial statements have been reclassified to conform to the 2004 presentation.

NOTE 2 – INVESTMENT SECURITIES

Carrying amounts and approximate fair values of investment securities are summarized as follows:

	(In Thousands)
	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses Greater Than 12 Months	Estimated Fair Value
Available-for-Sale Securities
U.S. Government agencies	$16,526	$2	$(12)	$(146)	$16,370
Mortgage-backed securities	5,614	—	(49)	(47)	5,518
Corporate debt securities	—	—	—	—	—

TOTAL INVESTMENT SECURITIES	$22,140	$2	$(61)	$(193)	$21,888

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. There are approximately 15 investment securities with unrealized losses. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

NOTE 2 – INVESTMENT SECURITIES (Continued)

	(In Thousands)
	December 31, 2004			December 31, 2003
	Available-For-Sale Securities			Available-For-Sale Securities
	Amortized Cost	Estimated Fair Value	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
U.S. Government agencies
One year or less	$3,048	$3,042	2.28%	$—	$—	—%
Over 1 year through 5 years	2,517	2,506	3.48	988	984	3.61
After 5 years through 10 years	2,984	2,960	6.33	4,970	4,880	6.34
Over 10 years	7,977	7,862	5.53	13,200	12,953	6.13
Mortgage-backed securities
One year or less	589	579	3.58	199	196	5.05
Over 1 year through 5 years	5,025	4,939	4.03	1,856	1,806	4.83
After 5 years through 10 years	—	—	—	1,940	1,896	3.89
Over 10 years	—	—	—	—	—	—
Corporate debt securities
One year or less	—	—	—	3,522	3,572	4.96
Over 1 year through 5 years	—	—	—	999	1,073	6.15
After 5 years through 10 years	—	—	—	—	—	—

	$22,140	$21,888	4.17%	$27,674	$27,360	5.68%

Proceeds from sales of investments and gross realized gains and losses on investment sales were as follows for the years ended December 31, 2004 and 2003.

	(In Thousands)
	2004	2003
Proceeds from sales and called investments	$9,280	$28,473

Gross gains realized on sales of investments	$102	$179

Gross losses realized on sales of investments	$41	$20

Investment securities with a fair value of approximately $17.9 and $22.7 million as of December 31, 2004 and 2003, respectively, were pledged to secure borrowings, U.S. government and public deposits, and for other purposes as required by law.

NOTE 3 – LOANS

The major classifications of loans at December 31 are summarized as follows:

	(In Thousands)
	2004	2003	2002
Commercial	$35,129	$33,106	$38,594
Real estate - construction	22,594	24,137	23,112
Real estate - mortgage	75,447	59,069	47,477
Consumer and other	1,066	1,049	957

	134,236	117,361	110,140
Less deferred loan fees	(640)	(591)	(405)

Total loans	$133,596	$116,770	$109,735

NOTE 3 – LOANS (Continued)

Contractual maturities of loans as of December 31, 2004, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay loans with or without prepayment penalties.

	2004 (In Thousands)
	Within One Year	One to Five Years	After Five Years	Total
Contractual Maturities
Commercial	$21,686	$5,542	$7,901	$35,129
Real estate - construction	18,005	4,589	—	22,594
Real estate - mortgage	7,428	39,662	28,357	75,447
Consumer and other	749	317	—	1,066

Total	$47,868	$50,110	$36,258	$134,236

Variable interest rate loans maturing after one year are $44.2 million and $76.3 million at December 31, 2004 and 2003, respectively, and fixed interest rate loans maturing after one year are $42.1 million and $37.9 million, respectively, as of such dates.

The Company initiated interest rate floors on certain variable rate loans during 2002 through 2004, ranging from approximately 5.5% to 7.0% depending on maturity of the loans. The Company does not typically offer interest rate caps on its variable rate loans.

The allowance for loan losses at December 31 and changes during the period are as follows:

	(In Thousands)
	2004	2003
Balance, beginning of year	$2,230	$2,919
Charge-offs	(12)	(287)
Recoveries	623	498
Provision (credited) charged to operating expenses for loan losses	(725)	(900)

Balance, end of year	$2,116	$2,230

A summary of impaired loans is as follows:

	(In Thousands)
	2004	2003
Impaired loans	$816	$674

Average balance of impaired loans	$1,308	$1,389

Allowance for loan losses related to impaired loans	$386	$489

Nonaccruing loans	$257	$—

Interest income collected on impaired loans and nonaccruing loans	$90	$91

NOTE 3 – LOANS (Continued)

The Company had $816,000 of impaired loans as of December 31, 2004. Impaired loans are made up of three loans. Two of these loans totaling $257,000 paid-off subsequent to year-end. The other loan is currently in compliance with the terms of the loan agreement, however, management has concerns about an adequate source of repayment. At December 31, 2004, the Company had specific reserves for these loans of $386,000 and collateral comprising of real-estate with a value of $442,000.

A summary of past due loans follows:

	(In Thousands)
	30 to 89 Days Past Due and Still Accruing	90 Days or More Past Due and Still Accruing
December 31, 2004	$344	$—
December 31, 2003	$884	$—

NOTE 4 – BANK PREMISES AND EQUIPMENT

Bank premises and equipment at December 31 are classified as follows:

	(In Thousands)
	2004	2003
Leasehold improvements	$1,743	$1,707
Furniture and fixtures	934	934
Office equipment	309	309
Computer software	535	563
Computer equipment	448	568

	3,969	4,081
Less accumulated depreciation and amortization	(2,299)	(2,062)

	$1,670	$2,019

NOTE 5 – DEPOSITS

Deposits as of December 31 consisted of the following:

	(In Thousands)
	2004	2003
Savings accounts	$779	$603
Certificates of deposit under $100,000	11,679	13,397
Certificates of deposit equal to or greater than $100,000	58,762	62,922
Demand accounts
Noninterest-bearing	15,148	14,846
Interest-bearing	12,168	6,997
Money market accounts	38,731	34,947

	$137,267	$133,712

NOTE 5 – DEPOSITS (Continued)

At December 31, 2004, scheduled maturities of certificates of deposit are as follows:

Year Ending December 31,	(In Thousands)
2005	$62,190
2006	8,072
2007	21
2008	52
2009	106

$70,441

NOTE 6 – OTHER BORROWINGS

At December 31, 2004 and 2003, Pacifica had liabilities to the U.S. Treasury in the amount of $164,000 and $6,000, respectively, representing the Treasury Tax and Loan note balance and is collateralized by a $634,000 and $113,000 pledged security, respectively. These borrowings are callable daily and interest is calculated at the Federal Funds rate minus 25 basis points and payable weekly.

The Company has a $3.5 million revolving line of credit which was renewed in December 2004 with approximately a two year term. The line of credit matures in March of 2007 and is collateralized by the Bank’s stock and subject to certain restrictive covenants including, among others, requirements with regards to capital ratios, loan loss reserve ratios and lender’s prior approval on certain transactions. The Company was in compliance with all of these covenants at December 31, 2004. Interest on this line is at the bank’s prime rate minus 0.50% and is paid quarterly. Borrowings under these lines of credit totaled $0 and $2.5 million at December 31, 2004 and 2003, respectively.

At December 31, 2004, the Company had short-term funding sources available totaling $31.5 million with variable interest rates and collateralized by $17.9 million of investment securities. There were $15.6 million outstanding under these agreements as of December 31, 2004 and $9.8 million at year-end 2003. Of the $15.6 million, $10.3 million was in fixed rate FHLB advances with interest rates ranging from 2.01% to 3.30% while $5.2 million was from overnight Federal Funds purchases. The remaining $100,000 consisted of short-term borrowings from the Federal Reserve.

NOTE 7 – INCOME TAXES

A reconciliation of the effective income tax rate with the federal statutory tax rate is as follows:

	(In Thousands)
	2004		2003
	Amount	Rate	Amount	Rate
Income tax provision at statutory rate	$964	34.0%	$411	34.0%
Increase (decrease) in tax resulting from:
Non-qualified stock options	—	—	(1)	—
Increase in cash surrender value of life insurance	(47)	(1.7)	(30)	(2.4)
Disallowed expenses	11	0.4	5	0.4
Other	(1)	—	(5)	(0.4)
Adjustments to defered tax asset valuation allowance	(1,187)	(41.9)	(381)	(31.0)

	$(260)	—%	$—	—%

NOTE 7 – INCOME TAXES (Continued)

Total deferred tax assets and liabilities as of December 31, 2004 are as follows:

	(In Thousands)
	2004	2003
Deferred Tax Assets
AMT Credit	$102	$4
Net operating loss carryforward	76	761
Allowance for possible loan losses in excess of tax reserves	306	552
Tax effect of unrealized gains on available for sale securities	68	—
Other deferred tax assets	52	22

Total deferred assets	604	1,339
Deferred Tax Liabilities
Deferred loan fees for tax purposes in excess of deferred amounts for financial reporting purposes	(92)	(87)
Tax effect of unrealized gains on available-for-sale securities	—	(107)
Bank premises and equipment	(24)	(23)
Prepaid expenses	(26)	—
Other deferred tax liabilities	(27)	(42)

Total deferred liabilities	(169)	(259)

Net deferred tax asset	435	1,080
Less valuation allowance on net deferred tax asset	—	(1,187)

Net deferred tax (liability) / asset	$435	$(107)

The Company recognized a net deferred tax asset due to the improvement in our financial performance, and accordingly, management has not reduced net deferred tax assets by a valuation allowance.

The Company has a small net operating loss carryforward that may be utilized to offset future federal taxable income but not to the extent experienced during 2004. Net operating loss carryforwards will expire as follows:

Year Ending December 31,	(In Thousands)
2018	$—
2019	—
2021	—
2022	249

$249

NOTE 8 – STOCKHOLDERS’ EQUITY

Regulatory Capital – The Company, on a consolidated basis, and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

NOTE 8 – STOCKHOLDERS’ EQUITY (Continued)

As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I (as defined) capital to average assets (as defined).

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.

	(Amounts In Thousands)
	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2004
Total Risk-based Capital Ratio
Consolidated	$18,050	11.94%	$12,094	≥	8.00%	$15,117	≥	10.00%
Pacifica Bank	$17,641	11.67%	$12,093	≥	8.00%	$15,117	≥	10.00%
Tier I Risk-based Capital Ratio
Consolidated	$16,158	10.69%	$6,046	≥	4.00%	$9,069	≥	6.00%
Pacifica Bank	$15,749	10.42%	$6,046	≥	4.00%	$9,069	≥	6.00%
Tier I Leverage Ratio
Consolidated	$16,158	9.61%	$6,725	≥	4.00%	$8,407	≥	5.00%
Pacifica Bank	$15,749	9.37%	$6,723	≥	4.00%	$8,404	≥	5.00%
As of December 31, 2003
Total Risk-based Capital Ratio
Consolidated	$14,463	11.06%	$10,461	≥	8.00%	$13,077	≥	10.00%
Pacifica Bank	$17,028	13.02%	$10,463	≥	8.00%	$13,078	≥	10.00%
Tier I Risk-based Capital Ratio
Consolidated	$12,821	9.80%	$5,233	≥	4.00%	$7,850	≥	6.00%
Pacifica Bank	$15,386	11.77%	$5,229	≥	4.00%	$7,843	≥	6.00%
Tier I Leverage Ratio
Consolidated	$12,821	8.27%	$6,201	≥	4.00%	$7,752	≥	5.00%
Pacifica Bank	$15,386	9.94%	$6,192	≥	4.00%	$7,739	≥	5.00%

Directive – Effective February 17, 2005, the Bank is no longer subject to the Supervisory Directive previously imposed. This decision by our regulators came as a result of continued improvements in the financial strength of the Bank.

The previously imposed Directive addressed a number of issues related to the Bank’s growth, earnings, and capital, by:

•	Temporarily limiting the Bank’s ability to declare or pay dividends, which limited the Company’s ability to derive income from that subsidiary;

•	Temporarily limiting the Bank’s maximum asset size to $180 million;

•	Requiring the Bank’s Tier I Leverage Capital ratio to be maintained at 8% or greater and maintain a “well-capitalized” designation as defined by FDIC regulations; and

•	Requiring the Bank to discuss certain growth, earnings and capital augmentation strategies in its strategic and capital plans and by continuously monitoring its progress in achieving its goals.

NOTE 8 – STOCKHOLDERS’ EQUITY (Continued)

Preferred Stock –During 2002, the Company received subscriptions totaling $2.35 million from the offering of its Series A Preferred Stock: $350,000 in sales of its Perpetual Preferred and $2 million in Limited Life Preferred. The proceeds of the Series A Preferred Stock offering were applied to increase the Bank’s capital and to pay down the outstanding advances on the Company’s commercial line of credit.

On July 1, 2003, the Company paid out its first annual dividend payments, which had been accruing since the issuance date through June 30, 2003. Dividends on A-1 Preferred Stock and A-2 Preferred Stock totaled $29,000 and $151,000, respectively.

At December 31, 2004, the Company had no outstanding preferred stock. On September 30, 2003, the Company redeemed the outstanding balance of the Limited Life Preferred Stock in its entirety with proceeds from a $2 million borrowing from a correspondent bank. On December 29, 2003, the Company redeemed the outstanding balance of the Perpetual Preferred stock in its entirety with proceeds from a $350,000 borrowing from the same correspondent bank. The Company also paid accrued dividends on the Limited Life Preferred Stock and the Perpetual Preferred Stock in the amounts of $15,000 and $38,000, respectively. The Company no longer has any outstanding preferred stock. See additional discussion under Other Borrowings.

NOTE 9 – STOCK OPTION PLAN

Stock Option Plan – The Company has an Employee Stock Option Plan (the “Plan”), which provides for nonqualified stock options for non-officer directors and incentive stock options for officers and employees for a maximum of 1,200,000 as restated, shares of authorized common stock. Pursuant to the Plan, the Company has awarded options to officers, employees and directors at prices no less than fair market value at the date of grant. Options generally vest and become exercisable in incremental percentages over five years from the grant date and expire after ten years, while certain options vest over three years.

During 2004, the Company granted 134,989 options to purchase shares, including 84,000 to outside Directors at $5.40 per share with immediate vesting, 21,000 to certain members of the Company’s senior management team at $5.40 per share with immediate vesting and 29,989 to new hires at various prices with a vesting period of five years. Prices for the options granted during the year range from $5.24 to $7.00. All options were offered at fair market prices at the time of the grant. Stock option figures have been adjusted to reflect the 5% stock dividend paid during the third quarter of 2004.

Stock option transactions were:

	Options Available for Grant	Granted Options for Common Stock	Weighted Average Exercise Price of Shares Under Plan
BALANCE, December 31, 2002	259,272	853,568	$5.94

Authorized	—	—	—
Granted	(151,489)	151,489	4.69
Exercised	—	(7,000)	5.00
Expired/Forfeited	234,850	(234,850)	6.49

BALANCE, December 31, 2003	342,633	763,207	$5.79

Authorized	—	—	—
Granted	(176,085)	176,085	5.45
Exercised	—	(47,795)	4.88
Expired/Forfeited	51,627	(51,627)	8.09

BALANCE, December 31, 2004	218,175	839,870	$5.34

NOTE 9 – STOCK OPTION PLAN (Continued)

The following table summarizes information concerning currently outstanding and exercisable options:

2004
Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.81-$4.86	565,056	4.62 years	$4.68	477,634	$4.74
$5-$6.19	170,467	9.15 years	$5.51	125,419	$5.48
$7.86-$8.81	56,764	5.47 years	$8.62	44,671	$8.68
$9.52-$10.48	47,583	6.67 years	$9.83	26,618	$9.85

	839,870			674,342

NOTE 10 – EMPLOYEE BENEFIT PLAN

All regular full-time and part-time employees are eligible to participate in the Company’s 401(k) Plan (the “Plan”). Participation in the Plan begins on the first day of the month following the date of hire. Plan participants may contribute up to 15% of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to 100% of an employee’s contribution, up to 4% of his/her compensation. Matching contributions are vested immediately for employees hired prior to May 2002 and over a three year vesting period for employees hired on or after May 1, 2002, with 25% vesting after one year of employment, 50% vesting after two years, and 100% vesting after three years. Total 401(k) matching contributions totaled $104,000 and $103,000 during 2004 and 2003, respectively.

NOTE 11 – LEASE COMMITMENTS

Operating Lease Commitments – The Company leases its office premises for its operations. The Bellevue office space lease was entered into in 1998 and was amended in 2000, 2001, 2002, 2003, and 2004. The lease expires on August 31, 2007. The Company has, at its option the right to renew the lease for two additional five-year terms at rates to be mutually determined. The Company also entered into a lease agreement for the Seattle office space in June 2001. The Seattle lease agreement expires on April 29, 2011. Rental expense charged to operations was $666,000 and $685,000 for the years ended 2004 and 2003, respectively. Future monthly rent for the leased space is detailed in the table below:

Year Ending December 31,	(In Thousands)
2005	$625
2006	649
2007	500
2008	200
2009	200
Thereafter	266

$2,440

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

The aggregate balances and activity are as follows:

	(In Thousands)
	2004	2003
Balance, beginning of year	$424	$741
New loans or advances	771	816
Repayments	(343)	(1,133)

Balance, end of year	$852	$424

Interest earned on loans	$30	$25

Deposits from related parties totaled $961,000 and $1.2 million at December 31, 2004 and 2003, respectively.

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

The Company has not been required to perform on any financial guarantees. The Company has not incurred any losses on its commitments in 2004 and 2003.

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

A summary of the notional amounts of the Company’s financial instruments with off-balance sheet risk at December 31, 2004 follows:

Notional Amount (In Thousands)
Commitments to extend credit	$26,780
Commercial and standby letters of credit	1,321

$28,101

NOTE 15 – DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement on the instrument. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

NOTE 15 – DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

Correspondent Bank Stock – Correspondent Bank Stock includes both Federal Home Loan Bank stock and bankers’ bank stock. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank. The carrying value of bankers’ bank stock is based on the cost or amortized value due to the limited market for this type of stock. Banks are the primary shareholders of bankers’ bank stock.

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

Deposit Liabilities – The estimated fair values disclosed for deposits are estimated using a discounted cash flow analysis that applies interest rates currently being offered on deposits to a schedule of aggregated expected maturities on deposits. The carrying amount of interest payable approximates its fair value.

Other Borrowings – The carrying amount of the other borrowings is considered a reasonable estimate of their fair value due to the short-term nature of the advances.

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2004 and 2003, are as follows:

	(In Thousands)
	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and due from banks	$7,616	$7,616	$8,668	$8,668
Federal funds sold	2,020	2,020	4,425	4,425
Interest bearing deposits	257	257	257	257
Investment securities	21,888	21,888	27,360	27,360
Correspondent Bank stock	633	633	554	554
Loans	131,480	132,999	114,540	117,224
Accrued interest receivable	752	752	762	762

Financial Liabilities
Demand, money market and savings deposits	66,825	65,321	57,393	52,540
Time deposits	70,441	69,476	76,319	75,688
Accrued interest payable	564	564	615	615
Other borrowings	15,635	14,952	14,320	13,371

2004 and 2003, are as follows:

NOTE 16 – EARNINGS PER SHARE

The numerators and denominators of basic and diluted earnings (loss) per share are as follows:

	(Dollars in Thousands, except for per share amounts)
	2004	2003
Net income (numerator)	$3,085	$1,209
Less accrued perpetual preferred stock dividends	—	(31)

Net income available to common shareholders	$3,085	$1,178

Shares used in the calculation (denominator)
Weighted average shares outstanding	3,411,281	$3,423,386
Effect of dilutive stock options	154,008	4,251

Diluted shares	3,565,289	3,426,356

Net income per share available to common shareholders
Basic (adjusted for stock splits effective January 1, 2001)	$0.90	$0.34

Diluted (adjusted for stock splits effective January 1, 2001)	0.87	$0.34

At December 31, 2004 and 2003, there were options to purchase 839,870 and 763,207 shares of common stock outstanding.

NOTE 17 – PARENT COMPANY (ONLY) FINANCIAL INFORMATION

Condensed statement of operations for the years ended December 31:

	(In Thousands)
	2004	2003
Condensed balance sheet at December 31:
Cash and due from banks	$125	$4
Investments in subsidiaries	15,582	15,178
Due from related bank company	305	—
Other assets	116	14

Total assets	$16,128	$15,196

Accrued interest	$—	$4
Borrowings	—	2,508
Other liabilities	136	70

Total other liabilities	136	2,582

Total liabilities	136	2,582

Stockholders’ equity	15,992	12,614

Total liabilities and stockholders’ equity	$16,128	$15,196

NOTE 17 – PARENT COMPANY (ONLY) FINANCIAL INFORMATION (Continued)

	(In Thousands)
	2004	2003
Income
Interest	$—	$1
Other income	150	154
Dividend from subsidiary	—	—

Total income	150	155

Expenses

Interest	37	138
Professional services	154	153
Loss from impaired assets	—	130
Other	61	133

Total expenses	252	554

Loss before equity in undistributed income of subsidiaries	(102)	(399)
Equity in undistributed income of subsidiaries	2,863	1,765

Net income (loss) from continuing operations	2,761	1,366

Income tax (expense)/benefit	324	—

Net income (loss)	3,085	1,209

Less loss from discontinued operations	—	(157)

Net income (loss)	3,085	1,209

Less accrued perpetual preferred stock dividends	—	(31)

Net income (loss) available to common shareholders	$3,085	$1,178

NOTE 17 – PARENT COMPANY (ONLY) FINANCIAL INFORMATION (Continued)

Condensed statement of cash flows for the years ended December 31:

	(In Thousands)
	2004	2003
Cash flows from operating activities
Net income (loss)	$3,085	$1,209
Adjustments to reconcile net income (loss) to net cash flows from operating activities
Equity in undistributed income (loss) of subsidiaries	(2,863)	(1,765)
Provision for deferred income taxes	(324)	—
Net change in other assets	9	(2)
Net change in other liabilities	(25)	(4)

Net cash flows from operating activities	(118)	(562)

Cash flows from investing activities
Contribution of capital - bank subsidiary	2,500	(26)
Proceeds from liquidation of nonbank subsidiary	—	290
Increase in advances to nonbank subsidiary	—	1,113

Net cash flows from investing activities	2,500	1,377

Cash flows from financing activities
Proceeds from borrowings	106	5,612
Repayment of borrowings	(2,614)	(3,913)
Redemption of mandatory redeemable preferred stock	—	(2,000)
Proceeds from subsidiary for stock grants	14	—
Redemption of perpetual preferred stock	—	(350)
Payment of preferred stock dividends	—	(44)
Proceeds from exercise of stock options	233	35
Repurchase of common stock	—	(175)

Net cash flows from financing activities	(2,261)	(835)

Net change in cash	121	(20)
Cash, beginning of year	4	24

Cash, end of year	$125	$4

NOTE 18 – NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. We will be required to apply SFAS No. 123R as of the interim reporting period beginning January 1, 2006. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. However, we do not anticipate that the adoption of SFAS No. 123R will have a material impact on our financial position or results of operations. Based on the current options issued under the Plan, we anticipate recognizing approximately $74,000 in compensation expense related to the adoption of SFAS No. 123R during the year ended December 31, 2006. This figure does not include options granted in the future nor does it include potential forfeitures.

NOTE 19 – SELECTED QUARTERLY FINANCIAL DATA

	(In Thousands, except for per share amounts)
	Year Ended December 31, 2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Interest income	$2,519	$2,567	$2,564	$2,636
Interest expense	586	557	555	568

Net interest income	1,933	2,010	2,009	2,068
Provision for loan losses	(395)	(330)	—	—
Other income	219	201	171	199
Other expenses	1,659	1,779	1,617	1,655

Income before loss from discontinued operations	888	762	563	612
Loss from discontinued operations	—	—	—	—

Income before income taxes	888	762	563	612
Income taxes	(16)	—	—	276

Net income (loss)	872	762	563	888
Less accrued perpetual preferred stock dividends	—	—	—	—

Net income (loss) available to common shareholders	$872	$762	$563	$888

Net income (loss) per share available to common shareholders
Basic	$0.26	$0.22	$0.17	$0.25

Diluted	$0.25	$0.21	$0.16	$0.25

	(In Thousands, except for per share amounts)
	Year Ended December 31, 2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Interest income	$2,367	$2,360	$2,385	$2,442
Interest expense	802	742	683	592

Net interest income	1,565	1,618	1,702	1,850
Provision for loan losses	—	(90)	—	(810)
Other income	201	227	184	211
Other expenses	1,535	1,717	1,660	2,180

Income before loss from discontinued operations	231	218	226	691
Loss from discontinued operations	(125)	(23)	(9)	—

Income before income taxes	106	195	217	691
Income taxes	—	—	—	—

Net income (loss)	106	195	217	691
Less accrued perpetual preferred stock dividends	(8)	(8)	(7)	(8)

Net income (loss) available to common shareholders	$98	$187	$210	$683

Net income (loss) per share available to common shareholders
Basic	$0.03	$0.05	$0.06	$0.20

Diluted	$0.03	$0.05	$0.06	$0.20

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, are responsible for establishing and maintaining disclosure controls and procedures for the Company and its subsidiaries. Management has designed such controls to ensure that all material information relating to the Company and its subsidiaries is made known to them by others within the organization. Management evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are functioning properly and effectively. There are no significant deficiencies or material weaknesses with the controls and procedures that required modification. There were no significant changes in the Company’s internal controls that could significantly affect its disclosure controls and procedures since the date of the evaluation.

ITEM 8B. OTHER INFORMATION

None.

PART III

The information required by Part III of this Form 10-KSB, except the part of Item 10 requiring a description of executive officers which description is provided below, and of the report of the Audit Committee in Item 14, is incorporated by reference to the definitive proxy statement for Pacifica’s Annual Meeting of Shareholders to be held on April 26, 2005. (the “Proxy Statement”). The Proxy Statement is expected to be sent to shareholders along with this Annual Report and Form 10-KSB beginning on or about March 9, 2005 and will concurrently be filed with the Securities Exchange Commission on Schedule 14A.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Certain portions of the response to this item are incorporated by reference to Pacifica’s Proxy Statement for the annual meeting of shareholders scheduled for April 26, 2005.

Name	Age	Position/Title	Has Served the Bank/Company Since
John A. Kennedy	64	President, Chief Executive Officer and Director	2002

John D. Huddleston	51	Executive Vice President, Chief Financial Officer and Chief Operating Officer	1998

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

John D. Huddleston. Mr. Huddleston has been a Senior Vice President and Chief Financial Officer of the Company and Pacifica Bank since their respective inceptions and was promoted to the position of Executive Vice President, Chief Financial Officer, and Chief Operating Officer in 2001. Prior to joining Pacifica, he was Managing Partner for JCH Development, a real estate development and investment group in Yelm, Washington from 1986 to 1998. He served as Vice President and Manager of the Asset Liability Department of the United Bank from 1980 to 1986. Mr. Huddleston has over 26 years experience in the banking and financial management industry. Mr. Huddleston holds a bachelor’s degree in Business Administration, with an emphasis in Accounting, from the University of Puget Sound.

ITEM 10. EXECUTIVE COMPENSATION

The response to this item is incorporated by reference to Pacifica’s Proxy Statement for the annual meeting of shareholders scheduled for April 26, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference to Pacifica’s Proxy Statement for the annual meeting of shareholders scheduled to be held April 26, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is incorporated by reference to Pacifica’s Statement for the annual meeting of shareholders scheduled to be held April 26, 2005, under the caption.

ITEM 13. EXHIBITS

Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Amendment No. 1 to the Bylaws (6)

4.1	Form of Stock Certificate (1)

10.1	Employee Stock Option Plan (3)

10.2	Office Lease between Registrant, as Tenant, and The Trustees under the Will and of the Estate of James Campbell, Deceased, as Landlord, dated March 31, 1998; as amended by the First Amendment to Lease dated May 1, 1998, Second Amendment to Lease dated June 12, 1998, Third Amendment to Lease dated May 28, 1999, and Fourth Amendment to Lease dated May 24, 2000 (1)

10.3	Fifth Amendment to Lease dated October 19, 2000 (2)

10.4	Data Processing Services Agreement between Registrant and Fiserv Solutions, Inc. effective September 27, 2001 (4)

Exhibit No.	Description
10.5	Plan and Agreement of Reorganization between the Registrant and Pacifica Bank dated as of October 2, 2000 (1)

10.6	Office Sublease Agreement, between the Registrant, as Subtenant, and Amazon.com Holdings, Inc., as Sublandlord, dated June 6, 2001 (4)

10.7	Sixth Amendment to Lease dated October 15, 2002 (6)

10.8	Resignation and release agreement for Jeffery C. Low (5)

11.	Computation of basic and diluted earnings per share. (8)

14.	Code of Ethics (7)

21.	Subsidiary: Pacifica Bank

23.	Consent of Moss Adams LLP. (8)

24.	Power of attorney (8)

31.1 & 31.2	Certification of Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (8)

32.1 & 32.2	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (8)

(1)	Incorporated by reference to the Company’s Form 8-A, filed with the SEC on February 26, 2001.
(2)	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ending December 31, 2000.
(3)	Incorporated by reference to the Company’s Form S-8, filed with the SEC on September 4, 2001.
(4)	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ending December 31, 2001.
(5)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2002.
(6)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ending December 31, 2002.
(7)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ending December 31, 2003.
(8)	Filed with this Form 10-KSB.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated by reference to Pacifica’s Proxy Statement for the annual meeting of shareholders scheduled to be held April 26, 2005.

FORM 10-KSB CROSS-REFERENCE INDEX

This Annual Report and Form 10-KSB and the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders, together contain the requirements of the accounting profession and the Securities and Exchange Commission, including a comprehensive explanation of 2004 results.

Form 10-KSB	Caption	Annual Report Page Number	Proxy Statement Page Number
Part 1
Item 1	Business	1-6, Inside Cover	—
Item 2	Properties	6	—
Item 3	Legal Proceedings	6
Item 4	Submission of Matters to a Vote of Security Holders	6	—

Part II
Item 5	Market for the Registrant’s Common Equity and Related Stockholder Matters	7-8	—
Item 6	Management’s Discussion and Analysis or Plan of Operations	8-25	—
Item 7	Financial Statements	25-51	—
Item 8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	52	—
Item 8A	Controls and Procedures	52
Item 8B	Other Information	52

Part III
Item 9	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	52-53	6-9
Item 10	Executive Compensation	53	10-15
Item 11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	53	4-5
Item 12	Certain Relationships and Related Transactions	53	16
Item 13	Exhibits	53-54
Item 14	Principal Accountant Fees and Services	54	16-17

None of the foregoing incorporation by reference shall include the Audit Committee Report contained in the Company’s Proxy Statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th of March 2005.

Principal Executive Officer

By	/s/ John A. Kennedy
John A. Kennedy
President and
Chief Executive Officer

Principal Financial Officer:

By	/s/ John D. Huddleston
John D. Huddleston
Executive Vice President,
Chief Financial Officer and
Chief Operating Officer

I, John A. Kennedy, pursuant to a power of attorney which is being filed with the Annual Report on Form 10-KSB, have signed this report on March 17, 2005 as attorney in fact for the following directors who constitute the Board.

Lyle K. Snyder, Chairman	George J. Pool
Yi-Heng Lee	Fannie Kuei-Fang Tsai
Mark P. Levy	Mark W. Weber
Robert E. Peterson	Edwin R. Young

/s/ John A. Kennedy
John A. Kennedy
Attorney-in-fact