Form 10QSB
period 2005-03-31
PACIFICA BANCORP INC
filed 2005-05-11
CIK 1133862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 000-32385

Pacifica Bancorp, Inc.

(Name of small business issuer as specified in its charter)

Washington	91-2094365
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Skyline Tower, 10900 NE 4th Street, Suite 200, Bellevue, WA	98004
(Address of principal executive offices)	(Zip Code)

(425) 637-1188

(Issuer’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

The number of shares outstanding of the issuer’s classes of common equity as of April 30, 2005:

Common Stock - 3,542,839 shares outstanding

Transitional small business issuer format.

Yes ☐ No ☒

-i-

PACIFICA BANCORP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PACIFICA BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS

	March 31, 2005	December 31, 2004
(Dollars in thousands)	(unaudited)
ASSETS
Cash and due from banks	$4,852	$2,820
Interest-bearing cash	206	4,796
Federal funds sold	1,788	2,020

Total cash and cash equivalents	6,846	9,636
Interest-bearing deposits in banks	257	257
Securities available-for-sale, at fair value	18,358	21,888
FHLB and correspondent bank stock, at cost	635	633

Total investments	19,250	22,778
Loans	134,157	133,596
Less allowance for loan losses	(2,108)	(2,116)

Total loans, net	132,049	131,480
Bank premises and equipment, net	1,577	1,670
Accrued interest receivable	701	752
Other	3,913	3,781

Total other assets	6,191	6,203

TOTAL ASSETS	$164,336	$170,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$17,585	$15,148
Interest-bearing	118,551	122,119

Total deposits	136,136	137,267
Accrued interest payable	597	564
Other accrued liabilities	422	639
Other borrowings	10,335	15,635

Total other liabilities	11,354	16,838

Total liabilities	147,490	154,105

STOCKHOLDERS’ EQUITY
Common stock, no par value, 10,000,000 shares authorized, 3,542,839 and 3,445,988 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	17,743	17,252
Accumulated deficit	(708)	(1,094)
Accumulated other comprehensive income (loss), net of benefit	(189)	(166)

Total stockholders’ equity	16,846	15,992

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$164,336	$170,097

See accompanying notes to these condensed consolidated financial statements.

PACIFICA BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except for per share data)	2005	2004
	(unaudited)	(unaudited)
INTEREST INCOME
Loans, including fees	$2,358	$2,153
Investments and interest-bearing deposits	230	359
Federal funds sold	20	7

Total interest income	2,608	2,519

INTEREST EXPENSE
Deposits	573	505
Borrowings	65	81

Total interest expense	638	586

NET INTEREST INCOME	1,970	1,933
PROVISION (RECOVERY) FOR LOAN LOSSES	—	(395)

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	1,970	2,328

NONINTEREST INCOME
Service fees	20	27
Other income	160	157
Gain on sale of securities	29	35

Total noninterest income	209	219

NONINTEREST EXPENSES
Salaries and employee benefits	928	970
Occupancy and equipment	299	313
Other expenses	376	376

Total noninterest expenses	1,603	1,659

INCOME BEFORE INCOME TAXES	576	888
INCOME TAXES	(190)	(16)

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$386	$872

NET INCOME PER SHARE AVAILABLE TO COMMON STOCKHOLDERS:
Basic	$0.11	$0.26

Diluted	$0.11	$0.25

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	3,492,430	3,396,611

Diluted	3,658,389	3,495,767

See accompanying notes to these condensed consolidated financial statements.

PACIFICA BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2005	2004
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$386	$872
Adjustments to reconcile net income to net cash flows from operating activities
Provision (recovery) for loan losses	—	(395)
Net amortization (accretion) of securities	29	9
Realized (gain) on sale of available-for-sale securities, net	(29)	(35)
FHLB and correspondent bank stock dividends	(2)	(5)
Depreciation	103	115
Changes in operating assets and liabilities
Accrued interest receivable	51	11
Other assets	(121)	(165)
Accrued interest payable	33	(41)
Other accrued liabilities, net	(217)	(332)

Net cash flows from operating activities	233	34

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale investment securities	(4,926)	(539)
Proceeds from sales, maturities and principal payments of available-for-sale securities	8,422	4,453
Purchases of correspondent bank stock	—	(64)
Net change in loans	(569)	(5,787)
Purchases of premises and equipment	(10)	(19)

Net cash flows from (used by) investing activities	2,917	(1,956)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in noninterest-bearing deposits	2,437	(2,190)
Increase (decrease) in interest-bearing deposits	(3,568)	8,585
Repayments of other borrowings	(5,300)	(923)
Proceeds from exercise of stock options	491	51

Net cash flows from (used by) financing activities	(5,940)	5,523

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,790)	3,601
CASH AND CASH EQUIVALENTS, beginning of year	9,636	13,093

CASH AND CASH EQUIVALENTS, end of period	$6,846	$16,694

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$604	$626

Cash paid during the period for income taxes	$90	$16

See accompanying notes to these condensed consolidated financial statements.

PACIFICA BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pacifica Bancorp, Inc. (the “Bancorp”) is a bank holding company for Pacifica Bank (the “Bank”), (collectively “Pacifica” or the “Company). The Bancorp was organized under the laws of the State of Washington in October 2000 and is headquartered in Bellevue, Washington. The Bank commenced banking operations in October 1998. Our primary market area is King County, Washington, and we focus principally on financial service solutions for small and medium size businesses, professionals, various Asian communities, and consumers.

NOTE 1. BASIS OF PRESENTATION

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial condition and the results of operations for the interim periods included herein have been made. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results to be anticipated for the remainder of the year. Certain amounts in the 2004 financial statements may have been reclassified to conform to the 2005 presentation. For additional information, refer to the audited financial statements and notes thereto included in Pacifica’s annual report on Form 10-KSB for the year ended December 31, 2004.

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

PACIFICA BANCORP, INC.

STATEMENT OF OPERATIONS

	(In Thousands, except for per share amounts)
	March 31, 2005 (Pro Forma)	March 31, 2004 (Pro Forma)
Net income available to common stockholders	$386	$872
Additional compensation for fair value of stock options	(20)	(15)

Pro forma net income from Company operations	$366	$857

Net income per share available to common stockholders
Basic
As reported	$0.11	$0.26

Pro forma	$0.10	$0.25

Diluted
As reported	$0.11	$0.25

Pro forma	$0.10	$0.25

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

NOTE 3. INCOME TAXES

During the first quarter of 2005, the Company began recognizing an income tax provision which totaled $190,000, or approximately 33% of operating income compared to $16,000 during the first quarter of 2004 (representing AMT tax expense). The Company is accruing monthly for taxes on a fully taxable basis, however, the Company still has a small net operating loss (NOL) carryforward which will be used to offset a portion of its annual taxes. The carryforward was not factored into the first quarter tax provision.

NOTE 4. FINANCIAL COMMITMENTS

Standby letters of credit, commercial letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party or payment by a customer to a third party. Those guarantees are primarily issued in international trade or to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Except for certain long-term guarantees, the majority of guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to one hundred percent of the commitment amount at March 31, 2005. The Company routinely charges a fee for these credit facilities. The Company has not been required to perform on any financial guarantees.

As of March 31, 2005, the commitments under these agreements were as follows:

Standby Letters of Credit	$1,100,980
Commercial Letters of Credit	$987,976

NOTE 5. NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. We will be required to apply SFAS No. 123R as of the first interim reporting period beginning January 1, 2006. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. However, we do not anticipate that the adoption of SFAS No. 123R will have a material impact on our financial position or results of operations. Based on the current options issued under the Plan, we anticipate recognizing approximately $71,000 in compensation expense related to the adoption of SFAS No. 123R during the year ended December 31, 2006. This figure does not include options granted in the future nor does it include potential forfeitures.

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

Overview

General

Pacifica Bancorp, Inc. (the “Bancorp”) is a bank holding company for Pacifica Bank (the “Bank”), (collectively “Pacifica” or the “Company”). The Bancorp was organized under the laws of the State of Washington in October 2000 and is headquartered in Bellevue, Washington. The Bank commenced banking operations in October 1998. The Bank is a Washington state-chartered commercial bank, the deposits of which are insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

Pacifica’s goal is to exceed customer, shareholder and community expectations in dedication, professionalism and innovation. Management constantly reviews our products and services and those of our competitors in order to provide customers more service options and better quality. Our Internet online banking services include Cash Management and Online Bill Pay. Our ATM card service is a Visa Debit Card service which was chosen in order to enhance the products available to our customers.

Business Strategies

In 2004, our strategies focused on upgrading the quality of our loan portfolio, growing our loan portfolio faster than the overall growth in assets, diversifying our sources of funding, reducing our funding costs, improving our net interest margin and rebuilding our capital base. We now have a strong financial platform from which to grow our bank. Our near term strategy will be to focus on a) growing the loan portfolio while maintaining credit quality and avoiding excessive concentrations of loans in any one category, b) funding that growth through deposit taking activities with transactional accounts (demand and money market accounts) growing faster than CDs, and c) increasing our revenues from international services and trade finance.

While growing our loan portfolio we will continue to place our first priority on growth through expansion of existing relationships and referrals from those relationships which we believe is an efficient way to increase loans of comparable quality to our existing portfolio. We are also seeking at least two new loan officers to expand our marketing efforts. We will continue to expand our marketing and “cold calling” efforts in the International District and South Seattle Industrial District to take advantage of our Seattle Branch location in the Union station complex. We believe that our current portfolio is well diversified and within our real-estate portfolio there is a good mix of loan concentrations. We intend to continue to approximate this portfolio profile going forward.

In order to grow our transactional deposit base we have formed a Deposit Task Force that has developed and is in the process of implementing an action plan that includes:

•	Review all existing loan relationships to ensure that we are maximizing deposit potential.

•	Contact all existing borrowers that make payments from other banks and provide auto debit from accounts with us.

•	Expansion of our courier services.

•	Expansion of our partnerships with other banks whereby our customers can utilize their deposit and ATM facilities.

•	Expand our Merchant Credit Card products and services to increase the number of customers who use these services in conjunction with transactional accounts.

•	Expand our services to escrow companies where the speed and quality of our Wire Transfer Services provide us with what we believe to be a competitive advantage.

We will continue to focus on the expansion of our International Services to small and medium size exporters and importers where our local presence and personal attention and service provide an attractive alternative to larger financial institutions that locate their international departments outside the state of Washington.

The Company will continue to look for additional ways to increase profitability and create shareholder value. A discussion of the viability and practicality of longer term strategies and those requiring capital outlays such as additional loan production offices, branches and internet based banking products is planned for our next Board Retreat scheduled for late May 2005.

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

Pacifica also generates non-interest income through service charges, international service fees and other sources. The primary components of Pacifica’s non-interest expenses are salary and employee benefit expenses, and occupancy expense.

Net Income Available to Stockholders

Pacifica reported net income of $386,000, or $0.11 per diluted share for the first quarter of 2005, down 56% from a net income of $872,000, or $0.25 per diluted share for the same period of 2004. This decline is primarily due to two factors; no transfers of excess loan loss reserves into earnings and a substantially higher income tax expense due to a decreased NOL carryforward. During the first quarter of 2005, the Company did not transfer any funds from the loan loss reserve account into earnings compared to a transfer of excess reserves of $395,000 during the first quarter of 2004. Net income excluding the transfer of excess reserves would have been unchanged at $386,000 for the first quarter of 2005 compared to $477,000 for the same period during 2004. Beginning in 2005, the Company began recognizing monthly provisions for income taxes, which totaled $190,000 for the first quarter of 2005 compared to $16,000 (representing AMT tax expense) during the same period in 2004.

Pre-tax operating earnings excluding the transfer of excess reserves was $576,000 for the first quarter of 2005 compared to $493,000 for the same period during 2004. This represents an increase of approximately 16.8% from the first quarter of 2004. This improvement in operating results was due primarily to balance sheet repositioning that included a 9% increase in average loan balances and a 23% increase in non-interest bearing deposits. The Company maintained a strong net interest margin of 4.98% for the quarter ended March 31, 2005, as compared to 4.97% for the same period of 2004. Since the first quarter of 2004 the Federal Open Market Committee (FOMC) has increased short-term interest rate 175 basis points while the Company’s net interest margin remained stable.

Net Interest Income

Abbreviated average balance sheet and net interest income data for the three months ended March 31, 2005 and 2004 are shown below:

	Three Months Ended March 31,
(Dollars in thousands)	2005	2004	$ Change	% Change
Loans	$132,294	$121,808	$10,486	9%
Interest bearing due from banks & deposits	2,686	6,408	(3,722)	-58%
Investments	19,403	23,961	(4,558)	-19%
Federal funds sold	3,306	2,867	439	15%
Federal Home Loan Bank stock	633	615	18	3%

Total interest-earning assets	158,322	155,659	2,663	2%
Total noninterest-earning assets	7,274	5,525	1,749	32%

Total assets	$165,596	$161,184	$4,412	3%

Interest-bearing deposits	$120,390	$121,970	$(1,580)	-1%
Other borrowed funds	10,767	11,470	(703)	-6%

Total Interest-bearing liabilities	131,157	133,440	(2,283)	-2%

Noninterest-bearing deposits	16,959	13,744	3,215	23%
Other noninterest-bearing liabilities	1,003	1,012	(9)	-1%
Stockholders’ equity	16,477	12,988	3,489	27%

Total liabilities and stockholders’ equity	$165,596	$161,184	$4,412	3%

Total interest income	$2,608	$2,519	$89	4%
Total interest expense	638	586	52	9%

Net interest income	$1,970	$1,933	$37	2%

Net interest margin	4.98%	4.97%

Pacifica’s earning assets accounted for 95.6% and 96.6% of its total assets as of March 31, 2005 and at March 31, 2004, respectively. Loans are the highest-yielding component of Pacifica’s earning assets. Loans averaged 83.6% and 78.2% of Pacifica’s total earning assets during the first quarter of 2005 and 2004, respectively.

Net interest income for the first quarter of 2005 increased by $37,000, or 2%, to $1.97 million, compared to $1.93 million in the first quarter of 2004. The increase in net interest income reflects the effect of the 9% average loan growth and the increased concentration of non-interest bearing deposit as a funding source. The Company has focused on improving its funding mix to include more non-interest bearing deposits. Average non-interest bearing deposits were $17.0 million and $13.7 million for the first quarter of 2005 and 2004, respectively, an increase of $3.2 million or 23%. Compared with the first quarter of 2004, average earning assets increased approximately $2.7 million, or 2%, to $158.3 million while average interest-bearing liabilities decreased $2.3 million, or 2%, to $131.2 million for the first quarter of 2005.

Despite the 175 basis point increase in short-term interest rates by the FOMC during the past year, the Company was able to limit the increase in costs of interest bearing liabilities to 19 basis points. During the past several quarters, the Company has been emphasizing the importance of increasing non-interest bearing deposits as a funding source while lengthening the average maturity on our time certificates of deposit. The Company also increased its use of FHLB advances as a source of funding which has allowed for substantial savings and enhanced our assets/liability position. As a result of the above mentioned factors, the total interest expense increase was limited to $52,000, or 8.7%, during the first quarter of 2005 at $638,000 as compared to $586,000 during the same period of 2004. This increase in the Company’s cost of funding earning assets occurred despite decreases in average interest bearing deposit balances as the cost of interest bearing deposit increased by 25 basis points, or 14% of the increase in Federal funds.

Net interest margin (net interest income divided by average earning assets) was 4.98% in the first quarter of 2005, compared with 4.97% for the same period of 2004. The average yield on earning assets increased to

6.59% during the first quarter of 2005 from 6.47% in the same period of 2004. At the same time, the average cost of interest-bearing liabilities for the first quarter of 2005 increased to 1.94% from 1.75%, an increase of 19 basis points. The Company was able to manage a 175 basis point increase in short-term interest rates with low volatility to the net interest margin due to the restructuring of assets to include a greater concentration of loans as well as a shift in liabilities to include more non-interest bearing deposits.

The increase in average yield on earning assets is primarily due to increased average loan balances during the first three months of 2005 coupled with a slightly higher yield on the loan portfolio. Our interest-bearing liabilities have been repricing upward at a slightly higher rate than our interest-earning assets. At March 31, 2005, the Company had $69.5 million in time certificates of deposits. Approximately $21.9 million, or 31.5%, of those time deposits are expected to reprice in the second quarter of this year. Management believes this repricing will increase our overall cost of funds which we anticipate will be offset by the repricing of our variable rate assets. Management believes the current balance sheet is well positioned for any interest rate environment and we do not anticipate a substantial “squeeze” on earnings in a rising or falling interest rate environment.

Average loans (net of deferred loan fees) were approximately $132.3 million in the first quarter of 2005, up $10.5 million or 9% from $121.8 million for the same period of 2004. Yield on the loan portfolio (net of deferred loan fees) averaged 7.23% in the first quarter of 2005, compared to 7.17% in the same period of 2004. The yield on the loan portfolio increased due to the higher level of market interest rates but competition among financial institutions remains strong. As a larger portion of our adjustable rates loans that have floors begin to reprice, we expect our yield on loans to increase to a greater extent than during the first quarter of 2005.

During the first quarter of 2005, average interest-bearing deposits were $120.4 million, a decrease of $1.6 million, or 1%, from $122.0 million during the same period of 2004. The cost of interest-bearing deposits increased to 1.90% in the first quarter of 2005, from 1.65% for the first quarter of 2004. Average borrowed funds were $10.8 million during the first quarter of 2005 compared to $11.5 million during the same period of 2004. The cost of borrowed funds decreased by 44 basis points largely because the Company did not utilize any of its revolving line of credit (see additional discussion under Borrowings) compared to an average outstanding balance of $2.5 million on the line of credit during the first quarter of 2004.

Income on interest-earning deposits, correspondent bank stock and federal funds sold totaled $41,000 for the first quarter of 2005 compared to $27,000 for the same period during 2004. The average yield on investments was 4.36% and 5.74% for the first quarter of 2005 and 2004, respectively, down due to the shift in the investment portfolio to include securities with less extension risk and greater levels of liquidity. We anticipate the yield on the investment portfolio during 2005 will continue to come in below the 2004 levels. This decrease in yield is a direct result of management’s restructuring of the portfolio which we believe has better positioned us for the current rate environment and is a sensible complement to the Company’s current balance sheet.

To a large extent, the asset yields and cost of funds reflect the level of interest rates as set by the Federal Reserve Board and the competitive nature of the financial services industry. In the past, Pacifica’s assets have tended to track the Prime rate and reprice more quickly than its liabilities. However, due to historically low interest rates, borrowers have been increasingly interested in our fixed rate products. We also maintain floors on a portion of our loans to protect our interest earnings in times of a downward rate cycle; however, these floors can have a lagging effect in an increasing rate cycle which can cause a “squeeze” on our net interest margin as rates increase. This extends the repricing terms of our loans and moves the Company away from being asset sensitive to a slightly more liability sensitive position. In response to the increased demand on fixed rate assets, Pacifica borrowed longer term funds from the Federal Home Loan Bank in order to mitigate potential fluctuations in our net interest margin. Also, as short-term interest rates have moved up 175 basis points in the past year, most of Pacifica’s loans with floors have moved above their floor rate and are currently floating which places Pacifica back into a slightly asset sensitive position. Management continually monitors Pacifica’s mix of interest-earning assets and interest-bearing liabilities to maintain an appropriate balance.

Noninterest Income

Noninterest income decreased by $10,000, or 5%, to $209,000 in the first quarter of 2005, compared with $219,000 for the same period in 2004. The decrease for the first quarter was due primarily to the decline in service charges on deposits as well as the $6,000 decline in net gains on sold and called securities for the first quarter of 2005 compared to the same period during 2004. International banking service fees increased by $6,000 while other non-interest income decreased slightly when compared to the first quarter of 2004.

Noninterest Expense

Noninterest expense decreased $56,000, or 3%, for the first quarter of 2005 to $1.60 million compared with $1.66 million during the same period in 2004. Management continued to focus on reducing expenses and increasing the overall efficiency of the Company during the first quarter of 2005.

The decrease during the first quarter was primarily a result of the decrease in employee expense. Pacifica had 46 full-time equivalent employees during the first quarter of 2005, compared with 49 full-time equivalent employees for the same period during 2004. We anticipate hiring several new employees in order to augment loan and deposit growth which will increase salary and benefit expenses for the remainder of the year.

Occupancy and equipment expense was $299,000 for the first quarter of 2005 compared to $313,000 for the same period of 2004, down $14,000 or 4%. The decrease for the first quarter of 2005 was primarily due to the decrease in depreciation expense and in maintenance on furniture and fixtures.

Total other expenses were unchanged at $376,000 in the first quarter of 2005 and 2004. Cost control has been a major priority at the Company and will continue to be a focal point. However, we do anticipate growing the balance sheet, particularity loans which will cause additional personnel expense going forward.

Analysis of Financial Condition

During the first three months of 2005, management continued to focus on generating loans, maintaining a strong net interest margin, and improving efficiency while continuing to focus on credit quality. At March 31, 2005, Pacifica had assets of $164.3 million, a decrease of $5.8 million, or 3%, from $170.1 million at December 31, 2004. Stockholders’ equity was $16.8 million at March 31, 2005, up $854,000, or 5%, from $16 million at December 31, 2004. This increase was primarily due to the net income for the three months of $386,000 and the exercise of stock options by certain employees and five of the eight outside directors which totaled $491,000 during the first quarter. Net loans increased $569,000, or 0.43%, to $132.1 million at March 31, 2005 from $131.5 million at December 31, 2004. The Company’s available for sale securities portfolio decreased $3.5 million, or 15%, to $19.3 million at March 31, 2005 from $22.8 million at December 31, 2004. Deposits decreased 1% to $136.1 million at March 31, 2005 from $137.3 million at December 31, 2004.

Pacifica’s annualized return on average assets (ROA) was .93% for the first quarter of 2005 compared to 2.16% for the same period in 2004. ROA in the first quarter of 2004 excluding the transfer of excess loan loss reserves was 1.18%. Annualized return on average stockholders’ equity (ROE) was 9.37% for the first quarter of 2005 compared to 26.86% for the same period of 2004. ROE would have been 14.69% without the transfer of excess reserves during the first quarter of 2004. The decreases in ROA and ROE are a direct result of the transfer of excess loan loss reserves of $395,000 during the first quarter of 2004 as well as a reduced level of income taxes. Income tax expense for the first quarter of 2005 was $190,000, an increase of $174,000, compared to $16,000 for the same period during 2004. Actual pre-tax operating income was up when compared to the same period during 2004 when excluding the transfer of excess reserves during the first quarter of 2004. The Company’s average equity to average assets ratio was 9.95% and 8.06% for the first quarter of 2005 and 2004, respectively.

Investment Activities

Pacifica’s investment portfolio is an important source of liquidity and interest income. The Company’s total investment portfolio includes Federal Home Loan Bank of Seattle (“FHLB”) stock, correspondent bank stock, available-for-sale securities, and time certificates with other banks. At March 31, 2005, the Company had no held-to-maturity or trading securities. All securities are classified as available-for-sale and are carried at fair value. Management uses securities as part of its asset/liability management strategy. Securities may be sold in response to interest rate changes or changes in investment ratings and as a source of liquidity to fund loan growth.

The Company has been focusing on shifting the mix and maturities in the investment portfolio to include a lower level of extension risk which, in turn, has come with a lower yield on the portfolio. The yield on the securities portfolio dropped to 4.36% during the first quarter of 2005 compared to 5.74% during the same period during 2004. Management has intentionally shortened the investment portfolio duration and enhanced the liquidity which will allow for better performance in a rising rate environment and is a prudent complement to the banks entire balance sheet as loans have become a larger portion of earning assets.

The Company’s total investment portfolio decreased by $3.5 million, or 15%, from $22.8 million at year-end 2004 to $19.3 million at March 31, 2005. During the first three months of 2005, the Company did not sell any available-for-sale securities nor have any maturities. During the first quarter of 2005, the Company had $8.0 million of investment securities called and realized a net gain of $29,000. The Company also had $421,000 in pay-downs on mortgage-backed securities. Pacifica is a stockholder in the Federal Home Loan Bank of Seattle (“FHLB”). As of March 31, 2005 and December 31, 2004, Pacifica owned FHLB stock of $535,000 and $533,000, respectively. Pacifica also owns $100,000 of stock in a “banker’s bank” that has no readily available market price and is carried at cost. Available-for-sale securities were $18.4 million and $21.9 million at March 31, 2005 and December 31, 2004, respectively. As of March 31, 2005, U.S. government agency securities comprised 57% of the securities portfolio, with mortgage-backed securities at 43% and corporate debt securities at 0%. Purchases totaled $4.9 million while maturities, sales, calls and principal paydowns totaled $8.4 million. The Company pledges the majority of its investment portfolio as collateral for borrowing to ensure adequate liquidity and flexibility, however, we are currently working on obtaining additional borrowing lines that do not require investment securities as collateral in order to allow for even greater flexibility.

The following table shows the amortized cost and estimated fair value of securities available-for-sale at the dates indicated:

	March 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses Greater Than 12 Months	Estimated Fair Value
	(Dollars In Thousands)
Available-for-Sale Securities
U.S. Government agencies	$10,542	$15	$(94)	$(38)	$10,425
Mortgage-backed securities	8,102	9	(105)	(73)	7,933
Corporate debt securities	—	—	—	—	—

TOTAL INVESTMENT SECURITIES	$18,644	$24	$(199)	$(111)	$18,358

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses Greater Than 12 Months	Estimated Fair Value
	(Dollars In Thousands)
Available-for-Sale Securities
U.S. Government agencies	$16,526	$2	$(12)	$(146)	$16,370
Mortgage-backed securities	5,614	—	(49)	(47)	5,518
Corporate debt securities	—	—	—	—	—

TOTAL INVESTMENT SECURITIES	$22,140	$2	$(61)	$(193)	$21,888

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. There are approximately fourteen investment securities with unrealized losses. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Lending Activities

Loan Portfolio Composition

Pacifica originates a wide variety of loans to small-to-medium sized businesses and individuals. The following table sets forth the loan portfolio composition by type of loan at the dates indicated:

	March 31, 2005		December 31, 2004
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial and industrial loans	$32,918	25%	$35,129	26%
Real estate - construction	20,751	15%	22,594	17%
Real estate - mortgage	79,959	59%	75,447	56%
Consumer and other	1,177	1%	1,066	1%

	134,805	100%	134,236	100%
Less deferred loan fees	(648)	0%	(640)	0%

Total loans	$134,157	100%	$133,596	100%

At March 31, 2005, total loans increased by $561,000 to $134.2 million from $133.6 million at year-end 2004. Real estate mortgage and consumer loans were the categories that contributed to the increase growing $4.5 million, or 6%, and $111,000, or 10%, respectively. Real estate construction loans decreased $1.8 million, or 8% and Commercial loans decreased by $2.2 million, or 6%.

Pacifica’s commercial loan portfolio includes loans to businesses in the manufacturing, wholesale, retail, service, agricultural, and construction industries, primarily located in western Washington. As of March 31, 2005, there was no significant concentration of loans to any particular group of customers engaged in similar activities and having similar economic characteristics. However, due to the limited scope of Pacifica’s primary market area, a substantial geographic concentration of credit risk exists and, as a result, localized economic downturns can be expected to have a more pronounced effect on Pacifica than they might with a similar but more geographically diversified company.

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

The Company did not have any nonperforming loans at March 31, 2005 compared to $257,000 at December 31, 2004. The two loans that were classified as nonperforming at December 31, 2004, paid-off during the first month of 2005. Nonperforming loans are also considered impaired loans. The Company considers a loan impaired when it is probable the Company will not be able to collect all amounts as scheduled under a loan agreement. The Company had a $509,000 impaired loan balance at March 31, 2005, consisting of one loan partially secured by approximately $185,000 of equity value in a residential real estate property with specific reserves in the amount of $324,000. The borrower on the $509,000 loan is currently in compliance with the terms of the loan, but management has concerns about an adequate source of repayment. We received payments in the amount of $50,000 during the first three months of 2005 on this loan.

Recoveries on previously charged off loans totaled $12,000 during the first quarter of 2005. One loan was fully charged off during the first three months of 2005 in the amount of $20,000. This loan was past-due and we had serious doubts about the borrower’s ability to repay the remaining balance.

Potential problem loans are loans that are performing and are not on nonaccrual, past due, or restructured, but about which management has significant doubts about the borrower’s ability to comply with the repayment terms and which later may be included in nonaccrual, past due, or restructured loans. We had $573,000 in potential problem loans at March 31, 2005, compared to $642,000 at year-end 2004, a reduction of $68,000, or 11%. The potential problem loans at March 31, 2005, consisted of two loans, the $509,000 impaired loan mentioned above and a smaller loan for the amount of $64,000(which is not included in the impaired loan total) which is unsecured.

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

Pacifica’s loan loss analysis procedure emphasizes early detection of loan losses. No additions to the allowance for loan losses have been made since 2001 except for recoveries from previously charged off loans. At March 31, 2005, the allowance for loan losses was $2.11 million, or 1.57% of total loans, compared to $2.12 million, or 1.58% of total loans, at December 31, 2004. The slight decrease from year-end 2004 represents the net effect of recoveries from previously charged off loans and additional loan charge-offs. During the first quarter of 2004, the Company determined it necessary to transfer $395,000 of excess reserves into earnings due to substantial recoveries and improved credit quality in the loan portfolio. Management believes the current balance of the allowance for loan losses is adequate to provide against current potential losses in light of our current loan portfolio and existing economic conditions.

The following table sets forth information regarding changes in Pacifica’s allowance for loan losses:

	Three Months Ended March 31,
(Dollars in thousands)	2005	2004
Balance at beginning of period	$2,116	$2,230
Charge-offs	(20)	(12)
Recoveries	12	543
Provision for loan losses	—	(395)

Balance at end of period	$2,108	$2,366

Ratio of net charge-offs to average loans outstanding during the period	0.02%	0.01%

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

Cash. Cash and cash equivalents at March 31, 2005 totaled $6.8 million, down 59% from $16.7 million at March 31, 2004.

Cash from (used by) Operating Activities. Net cash provided by operating activities totaled $233,000 in the first quarter of 2005, up from net cash provided by operating activities of $34,000 in the same period of 2004. The increase was primarily caused by an increase in accrued interest payable and smaller decreases in other liabilities due to a higher tax liability.

Cash from (used by) Investing Activities. Net cash provided by investing activities was $2.92 million during the first quarter of 2005, as compared to net cash used by investing activities of $1.96 million in the same period of 2004. The increase in cash provided by investing activities was primarily due to the increase in proceeds from pay-downs, calls, and maturities of investment securities. The increase in cash from the investment portfolio was used to fund new loans and pay-down certain borrowings. Cash used by investing activities for the first quarter of 2004 came from the net funding of loans in amount of $5.8 million.

Cash from (used by) Financing Activities. In the first three months of 2005, net cash used by financing activities totaled $5.94 million, compared to cash provided by financing activities of $5.52 million in the same period of 2004. This shift was caused by a decrease in deposits and borrowings during the first quarter of 2005. Cash was lower than anticipated due to stronger than anticipated pressures on deposit prices coupled with relatively low loan growth. Funds from the investment portfolio were used in lieu of additional borrowings during the first quarter.

Deposits

Pacifica seeks to attract deposits in its primary market area by pricing its products competitively and delivering quality service. Pacifica offers various types of deposit accounts, including checking, savings, money market accounts and a variety of certificates of deposit accounts.

Total deposits decreased by $1.2 million, or 1%, to $136.1 million at March 31, 2005, compared to $137.3 million at December 31, 2004. Noninterest-bearing deposits increased by $2.4 million, or 16%, to $17.6 million at March 31, 2005, from $15.2 million at December 31, 2004. During the same period, interest-bearing deposits decreased $3.6 million, or 3%, to $118.6 million, with the decrease primarily resulting from decreases in money market balances and time certificates of deposit.

Time deposits accounted for $69.5 million, or 58.61% of the total interest-bearing deposits at March 31, 2005, down from $70.4 million, or 57.68% of the total interest-bearing deposits at December 31, 2004. This decrease is due to the Company’s continued focus on shifting its funding mix to include more non-interest-bearing deposits as well as increased competition for deposits as the economy has improved and loan demand has increased. Money market deposits decreased to $36.1 million, or 30.5% of the total interest-bearing deposits at March 31, 2005, from $38.7 million, or 31.7% of the total interest-bearing deposits at December 31, 2004, while NOW accounts were unchanged at $12.9 million, or 10.9% of the interest-bearing deposits at March 31, 2005, from $12.9 million, or 10.6% of the interest-bearing deposits at December 31, 2004.

Borrowings

At March 31, 2005 and December 31, 2004, Pacifica had liabilities to the U.S. Treasury in the amount of $153,000 and $164,000, respectively, representing Treasury Tax and Loan balances.

In addition, Pacifica obtained a $3.5 million line of credit through one of our correspondent banks in September 2003, of which $2.35 million was used to redeem all of the Company’s outstanding Limited Life Preferred Stock and Perpetual Preferred Stock on September 30, and December 29, 2003, respectively. An additional $150,000 of this line was used to pay dividends on the preferred stock and to cover other expenses associated with the holding company. During 2004, the Bank paid a dividend to the Company in order to pay down up to $2.5 million of our outstanding balance on this line. We paid down $2.5 million of this line by the end of April 2004. The Company renewed the existing line in December of 2004. At March 31, 2005, there was no outstanding balance on this line of credit.

The current line of credit is collateralized by the Company’s Pacifica Bank stock and subject to certain restrictive covenants including, among others, requirements with regards to capital ratios, ROA, loan loss reserve ratios and lender’s prior approval on certain transactions. As of March 31, 2005, the Company was in compliance with its covenants. Interest on this loan is at the lender’s prime rate minus 0.50% and is paid quarterly and matures March 15, 2007. Pacifica renewed this line of credit in order to ensure adequate flexibility for future capital strategies.

At March 31, 2005, the Company had additional short-term funding sources available of approximately $22.4 million with variable interest rates and collateralized by $18.4 million of investment securities. There were $10.2 million outstanding under these agreements as of March 31, 2005 and $15.4 at December 31, 2004. All of the $10.2 million outstanding was attributed to Federal Home Loan Bank (FHLB) fixed rate advances with maturities ranging from approximately 6 months to 3 years with an average rate of 2.40%. We anticipate some additional borrowings during 2005 to fund our loan growth and replace a portion of the Company’s time certificates of deposit.

Capital and Capital Ratios

Pacifica’s stockholders’ equity at March 31, 2005, was $16.8 million, up 5% from $16.0 million at December 31, 2004. Stockholders’ equity was 10.25% of total assets at March 31, 2005, compared to 9.40% at December 31, 2004.

The primary reason for the increase in the Company’s stockholders’ equity since December 31, 2004, was the net income for the three months of $386,000 and the exercise of stock options by certain employees and five of the eight outside directors which totaled $491,000 during the first quarter. The accumulated deficit decreased from $1.1 million at year-end 2004 to $708,000 at March 31, 2005. Accumulated other comprehensive losses increased by $23,000 to ($189,000) as of March 31, 2005 from ($166,000) at December 31, 2004, due to an increase in unrealized losses on available-for-sale securities, net of tax effect.

Preferred Stock

At March 31, 2005, the Company had no outstanding preferred stock. On September 30, 2003, the Company redeemed the outstanding balance of the Limited Life Preferred Stock in its entirety with proceeds from a $2 million borrowing from a correspondent bank. On December 29, 2003, the Company redeemed the outstanding balance of the Perpetual Preferred Stock in its entirety with proceeds from a $350,000 borrowing from a correspondent bank. See additional discussion under Borrowings.

Regulatory Capital Requirements

Pacifica and the Bank are subject to minimum capital requirements under banking regulations for bank holding companies and banks. Under the risk-based capital guidelines, risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common stockholders’ equity (which does not include unrealized gains and losses on securities), less goodwill and certain identifiable intangible assets, while Tier II capital also includes the allowance for loan losses and subordinated debt, both subject to certain limitations. The leverage capital guidelines require banks to maintain a minimum ratio of Tier I capital to average total adjusted assets (“leverage ratio”) of 4%.

The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk. The Bank’s Tier 1 leverage capital ratio was 9.75% as of March 31, 2005. Banks with capital ratios below the required minimum are subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

The FDIC has established qualifications necessary for classification as a well-capitalized bank, primarily for assignment of FDIC insurance premium rates. The following table sets forth the current regulatory requirements for capital ratios that are applicable to Pacifica, compared with Pacifica’s capital ratios at the dates indicated. The table illustrates that Pacifica’s capital ratios exceeded the regulatory capital requirements and Pacifica qualified as “well-capitalized” at March 31, 2005 and December 31, 2004.

			March 31, 2005		December 31, 2004
Capital Ratios	Regulatory Minimum	To Be Well Capitalized	Pacifica’s Actual Ratio	Pacifica Bank’s Actual Ratio	Pacifica’s Actual Ratio	Pacifica Bank’s Actual Ratio
Tier I Capital to Risk-Weighted Assets Ratio	4.00%	6.00%	11.29%	10.69%	10.69%	10.42%
Total Capital to Risk-Weighted Assets Ratio	8.00%	10.00%	12.54%	11.94%	11.94%	11.67%
Tier I Leverage ratio	4.00%	5.00%	10.29%	9.75%	9.61%	9.37%

Market for Common Equity

Pacifica’s stock is not listed on any exchange or quoted on any inter-dealer quotation system or traded in the over-the-counter market. We have not been notified that any broker makes a market in Pacifica’s common stock, and known sales are minimal. The Company is aware of very few transactions directly between buyers and sellers. There may be sales of Pacifica’s stock that we are neither aware of the price or the number of shares involved. Therefore, due to the limited information available, the following price information may not accurately reflect the actual market value of Pacifica’s shares. The following are the high and low sale prices for Pacifica’s stock sold between individual investors in transactions known to Pacifica, during 2005 and 2004.

	Years Ended December 31,
	2005		2004
	High	Low	High	Low
First quarter	$6.95	$6.50	$6.50	$5.50
Second quarter			6.00	6.00
Third quarter			7.00	5.50
Fourth quarter			6.50	6.00

Capital Expenditures and Commitments

The Company had no material capital expenditures or commitments at March 31, 2005.

Significant Accounting Policies

See “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-KSB for the year ended December 31, 2004. See also Note 5 to the Condensed Consolidated Financial Statements included herein.

Factors That May Impact Our Financial Condition and Results of Operations

See the discussion included in Item 6 of our Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

PACIFICA BANCORP, INC.

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits

11.	Computation of per share earnings

31.1 and 31.2	Certification of Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1 and 32.2	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

PACIFICA BANCORP, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFICA BANCORP, INC.

Date: May 11, 2005	By	/s/ John A. Kennedy
John A. Kennedy
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2005	By	/s/ John D. Huddleston
John D. Huddleston
Executive Vice President, Chief Financial Officer and
Chief Operating Officer
(Principal Financial and Accounting Officer)