Form 10QSB
period 2005-06-30
PACIFICA BANCORP INC
filed 2005-08-15
CIK 1133862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the issuer’s classes of common equity as of July 31, 2005:

Common Stock - 3,552,892 shares outstanding

Transitional small business issuer format.    Yes  ☐    No  ☒

-i-

PACIFICA BANCORP, INC.

CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEET

(Dollars in thousands)	June 30, 2005	December 31, 2004
ASSETS
Cash and due from banks	$3,350	$2,820
Interest-bearing cash	5,981	4,796
Federal funds sold	3,642	2,020

Total cash and cash equivalents	12,973	9,636
Interest-bearing deposits in banks	257	257
Securities available-for-sale, at fair value	16,982	21,888
FHLB and correspondent bank stock, at cost	635	633

Total investments	17,874	22,778
Loans	142,900	133,596
Less allowance for loan losses	(1,887)	(2,116)

Total loans, net	141,013	131,480
Bank premises and equipment, net	1,482	1,670
Accrued interest receivable	711	752
Other	3,849	3,781

Total other assets	6,042	6,203

TOTAL ASSETS	$177,902	$170,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$20,962	$15,148
Interest-bearing	127,980	122,119

Total deposits	148,942	137,267
Accrued interest payable	762	564
Other accrued liabilities	576	639
Other borrowings	10,347	15,635

Total other liabilities	11,685	16,838

Total liabilities	160,627	154,105

STOCKHOLDERS’ EQUITY
Common stock, no par value, 10,000,000 shares authorized, 3,545,059 and 3,445,988 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	17,754	17,252
Accumulated deficit	(407)	(1,094)
Accumulated other comprehensive income (loss), net of benefit	(72)	(166)

Total stockholders’ equity	17,275	15,992

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$177,902	$170,097

See accompanying notes to these condensed financial statements.

PACIFICA BANCORP, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except for per share data)	2005	2004	2005	2004
INTEREST INCOME
Loans, including fees	$2,551	$2,187	$4,909	$4,339
Investments and interest-bearing deposits	194	366	424	725
Federal funds sold	11	14	31	21

Total interest income	2,756	2,567	5,364	5,085

INTEREST EXPENSE
Deposits	689	485	1,262	989
Borrowings	69	72	134	153

Total interest expense	758	557	1,396	1,142

NET INTEREST INCOME	1,998	2,010	3,968	3,943
PROVISION (BENEFIT) FOR LOAN LOSSES	—	(330)	—	(725)

NET INTEREST INCOME AFTER PROVISION (BENEFIT) FOR LOAN LOSSES	1,998	2,340	3,968	4,668

NONINTEREST INCOME
Service fees	11	31	31	58
Foreign trade fees	79	85	166	167
Other income	78	85	151	160
Gain on sold and called available for sale securities	—	—	29	35

Total noninterest income	168	201	377	420

NONINTEREST EXPENSES
Salaries and employee benefits	857	974	1,785	1,944
Occupancy and equipment	301	315	600	628
Professional service fees	199	102	265	172
Director fees	49	38	92	64
B & O tax	48	45	89	86
Data processing	45	44	90	89
Other expenses	214	261	395	455

Total noninterest expenses	1,713	1,779	3,316	3,438

INCOME BEFORE INCOME TAXES	453	762	1,029	1,650
INCOME TAXES	(152)	—	(342)	(16)

NET INCOME	$301	$762	$687	$1,634

NET INCOME PER SHARE:
Basic	$0.08	$0.22	$0.20	$0.48

Diluted	$0.08	$0.22	$0.19	$0.47

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	3,544,014	3,396,611	3,518,222	3,396,611

Diluted	3,710,326	3,507,522	3,681,070	3,495,107

See accompanying notes to these condensed financial statements.

PACIFICA BANCORP, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$687	$1,634
Adjustments to reconcile net income to net cash flows from operating activities
Provision (recovery) for loan losses	—	(725)
Net amortization (accretion) of securities	62	13
Realized (gain)/loss on sold and called available-for-sale securities, net	(29)	(35)
FHLB and correspondent bank stock dividends	(2)	(10)
Loss on disposal of premises and equipment	—	2
Depreciation	204	230
Changes in operating assets and liabilities
Interest receivable	41	(38)
Other assets	(117)	(186)
Interest payable	198	(11)
Other liabilities	(63)	(251)

Net cash flows from operating activities	981	623

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale investment securities	(4,925)	(4,632)
Proceeds from sales, calls, maturities and principal payments of available-for-sale securities	9,941	4,805
Net change in loans made to customers	(9,533)	(5,307)
Purchases of correspondent bank stock	—	(64)
Purchases of premises and equipment	(16)	(29)

Net cash flows from (used by) investing activities	(4,533)	(5,227)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in noninterest-bearing deposits	5,814	1,658
Increase (decrease) in interest-bearing deposits	5,861	16,783
Repayment of other borrowings	(5,288)	(3,594)
Proceeds from exercise of stock options	502	51

Net cash flows from (used by) financing activities	6,889	14,898

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,337	10,294
CASH AND CASH EQUIVALENTS, beginning of period	9,636	13,093

CASH AND CASH EQUIVALENTS, end of period	$12,973	$23,387

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$1,198	$1,153

Cash paid during the period for income taxes	$146	$16

See accompanying notes to these condensed financial statements.

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

NOTE 1. BASIS OF PRESENTATION

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial condition and the results of operations for the interim periods included herein have been made. Operating results for the three months and six months ended June 30, 2005, are not necessarily indicative of the results to be anticipated for the remainder of the year. Certain amounts in the 2004 financial statements may have been reclassified to conform to the 2005 presentation. For additional information, refer to the audited financial statements and notes thereto included in Pacifica’s annual report on Form 10-KSB for the year ended December 31, 2004.

The condensed consolidated financial statements include the accounts of Pacifica Bancorp, Inc. and its wholly-owned subsidiary, Pacifica Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

	(In Thousands, except for per share amounts)
	Three Months Ended June 30, 2005 (Pro Forma)	Three Months Ended June 30, 2004 (Pro Forma)
Net income from Company operations	$301	$762
Additional compensation for fair value of stock options	(21)	(9)

Pro forma net income	$280	$753

Net income per share
Basic
As reported	$0.08	$0.22

Pro forma	$0.08	$0.22

Diluted
As reported	$0.08	$0.22

Pro forma	$0.08	$0.21

	(In Thousands, except for per share amounts)
	Six Months Ended June 30, 2005 (Pro Forma)	Six Months Ended June 30, 2004 (Pro Forma)
Net income from Company operations	$687	$1,634
Additional compensation for fair value of stock options	(41)	(24)

Pro forma net income	$646	$1,610

Net income per share
Basic
As reported	$0.20	$0.48

Pro forma	$0.18	$0.47

Diluted
As reported	$0.19	$0.47

Pro forma	$0.18	$0.46

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

NOTE 3. MERGER AGREEMENT

UCBH Holdings, Inc., a Delaware corporation (“UCBH”), and Pacifica Bancorp, Inc., a Washington corporation (“Pacifica Bancorp”), each registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, entered into an Agreement and Plan of Merger dated as of May 23, 2005 (the “Merger Agreement”), as the same was amended by that certain First Amendment to Plan and Agreement of Merger dated as of June 29, 2005 (the “First Amendment”). The Merger Agreement and the First Amendment are attached hereto and incorporated herein as Exhibits 2.1 and 2.1A UCBH is the holding company of United Commercial Bank, a California state-chartered bank (“UCB”).

Pursuant to the Merger Agreement, as amended by the First Amendment, Pacifica Bancorp will merge with and into UCBH Merger Sub, Inc., a newly formed, wholly owned California subsidiary of UCBH (“Merger Sub”), with Merger Sub as the surviving corporation in such merger (the “Merger”), for a total consideration of approximately $40.3 million (as of the date the agreement was signed), comprised of the issuance of approximately 1.2 million shares of UCBH common stock, $16.0 million in cash and approximately $3.6 million related to the cash-out of the outstanding stock options of Pacifica Bancorp. It is contemplated that immediately following the consummation of the merger, Pacifica Bank will merge with and into United Commercial Bank in a separate transaction. (See the Company’s Form 8-K filed with the Securities and Exchange Commission on May 26, 2005, for additional information about the proposed merger)

NOTE 4. INCOME TAXES

During the first six months of 2005, the Company began recognizing an income tax provision which totaled $342,000, or approximately 33% of operating income compared to $16,000 during the same period during 2004 (representing AMT tax expense). The Company is accruing monthly for taxes on a fully taxable basis; however, the Company still has a small net operating loss (NOL) carryforward which will be used to offset a portion of its annual taxes. The carryforward was not factored into the tax provision during this period.

Certain expenses pertaining to the pending merger with UCBH will not be allowed as deductions to our taxable income. Thus we expect the allocation of taxes relative to pre-tax income to increase going forward.

NOTE 5. FINANCIAL COMMITMENTS

Standby letters of credit, commercial letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party or payment by a customer to a third party. Those guarantees are primarily issued in international trade or to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Except for certain long-term guarantees, the majority of guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to one hundred percent of the commitment amount at June 30, 2005. The Company routinely charges a fee for these credit facilities. The Company has not been required to perform on any financial guarantees.

As of June 30, 2005, the commitments under these agreements were as follows:

Standby Letters of Credit	$1,214,187
Commercial Letters of Credit	$1,817,721

NOTE 6. NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. We will be required to apply SFAS No. 123R as of the first interim reporting period beginning January 1, 2006. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. However, we do not anticipate that the adoption of SFAS No. 123R will have a material impact on our financial position or results of operations. Based on the current options issued under the Plan, we anticipate recognizing approximately $71,000 in compensation expense related to the adoption of SFAS No. 123R during the year ended December 31, 2006. This figure does not include options granted in the future nor does it include potential forfeitures. Assuming the merger with UCBH is approved by our shareholders, the expense associated with our stock options will be recognized at the time the merger occurs.

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

Overview

General

Pacifica Bancorp, Inc. (the “Bancorp”) is the bank holding company for Pacifica Bank (the “Bank”), (collectively “Pacifica” or the “Company”). The Bancorp was organized under the laws of the State of Washington in October 2000 and is headquartered in Bellevue, Washington. The Bank commenced banking operations in October 1998. The Bank is a Washington state-chartered commercial bank, the deposits of which are insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

UCBH Holdings, Inc., a Delaware corporation (“UCBH”), and Pacifica Bancorp, Inc., a Washington corporation (“Pacifica Bancorp”), each registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, entered into an Agreement and Plan of Merger dated as of May 23, 2005 (the “Merger Agreement”), as the same was amended by that certain First Amendment to Plan and Agreement of Merger dated as of June 29, 2005 (the “First Amendment”). The Merger Agreement and the First Amendment are attached hereto and incorporated herein as Exhibits 2.1 and 2.1A. UCBH is the holding company of United Commercial Bank, a California state-chartered bank (“UCB”).

Pursuant to the Merger Agreement, as amended by the First Amendment, Pacifica Bancorp will merge with and into UCBH Merger Sub, Inc., a newly formed, wholly owned California subsidiary of UCBH (“Merger Sub”), with Merger Sub as the surviving corporation in such merger (the “Merger”), for a total consideration of approximately $40.3 million (as of the date the agreement was signed), comprised of the issuance of approximately 1.2 million shares of UCBH common stock, $16.0 million in cash and approximately $3.6 million related to the cash-out of the outstanding stock options of Pacifica Bancorp. It is contemplated that immediately following the consummation of the merger, Pacifica Bank will merge with and into United Commercial Bank in a separate transaction. (See the Company’s Form 8-K filed with the Securities and Exchange Commission on May 26, 2005, for additional information about the proposed merger.)

Business Strategies

In 2004, our strategic plan focused on upgrading the quality of our loan portfolio, growing our loan portfolio as a larger percent of our assets, diversifying our sources of funding, reducing our funding costs, improving our net interest margin and rebuilding our capital base. We now have a strong financial platform from which to grow our bank. Our near term strategy will be to focus on a) growing the loan portfolio while maintaining credit quality and avoiding excessive concentrations of loans in any one category, b) funding that growth through deposit taking activities with transactional accounts (demand and money market accounts) growing faster than CDs, and c) increasing our revenues from international services and trade finance.

In the process of growing our loan portfolio, we will continue to place our first priority on growth through the expansion of existing relationships and referrals from customers. In addition, we recently hired two new loan officers to expand our marketing efforts. We will continue to expand our marketing and “cold calling” efforts in the International District and South Seattle Industrial District to take advantage of our Seattle Branch location in the Union station complex.

We will continue to grow and diversify our deposit base by increasing our transaction account balances while placing less emphasis on time certificates of deposit. We believe increased demand deposit balances will allow for an enhanced net interest margin and a more diverse funding mix.

We will continue to focus on the expansion of our International Services to small and medium size exporters and importers where our local presence and personal attention to customer service provide an attractive alternative to larger financial institutions that locate their international departments outside the state of Washington.

We believe the proposed merger with UCBH is a positive step toward creating long-term value for our shareholders, customers, and our community. The merger should allow us to expand our product mix and increase our competitive pricing to expand our market presence.

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

Net Income

Pacifica reported net income of $301,000, or $0.08 per diluted share for the second quarter of 2005, down 60% from net income of $762,000, or $0.22 per diluted share for the same period of 2004. This decline is primarily due to three factors; no transfers of excess loan loss reserves into earnings, a substantially higher income tax expense, and added cost associated with the proposed merger with UCBH. During the second quarter of 2005, the Company did not transfer any funds from the loan loss reserve account into earnings compared to a transfer of excess reserves of $330,000 during the second quarter of 2004. Net income excluding the transfer of excess reserves would have been unchanged at $301,000 for the second quarter of 2005 compared to $432,000 for the same period during 2004. Beginning in 2005, the Company began recognizing monthly provisions for income taxes, which totaled $152,000 for the second quarter of 2005 compared to $16,000 (representing AMT tax expense) during the same period in 2004. During the second quarter, expenses related to the proposed merger totaled approximately $165,000 which consisted primarily of attorney and investment banking fees. We expect additional expenses related to the merger through the closing date which is anticipated during the fourth quarter of 2005, subject to shareholder approval.

Pre-tax operating earnings excluding the transfer of excess reserves was $453,000 for the second quarter of 2005 compared to $432,000 for the same period during 2004. This represents an increase of approximately 4.86% from the second quarter of 2004 even with the additional merger expenses mentioned above. This improvement in operating results was due primarily to balance sheet repositioning that included a 11% increase in average loan balances and a 26% increase in non-interest bearing deposits. The Company maintained a strong net interest margin of 5.08% for the quarter ended June 30, 2005, as compared to 4.96% for the same period of 2004. Since the second quarter of 2004 the Federal Open Market Committee (FOMC) has increased short-term interest rates 200 basis points while the Company’s net interest margin continued to grow in spite of this increase.

Net income was $687,000 or $0.19 per diluted share for the first six months of 2005, down 58% from a net income of $1.63 million, or $0.47 per diluted share for the same period of 2004. This decline was primarily due to the three factors mentioned above; no transfers of excess loan loss reserves into earnings, a substantially higher income tax expense, and added cost associated with the proposed merger with UCBH. During the six months ended June 30, 2005, the Company did not transfer any funds from the loan loss reserve account into earnings compared to a transfer of excess reserves of $725,000 during the same period of 2004. Net income excluding the transfer of excess reserves would have been unchanged at $687,000 for the first half of 2005 compared to $909,000 for the same period during 2004. Beginning in 2005, the Company began recognizing monthly provisions for income taxes, which totaled $342,000 for the six months ended June 30, 2005 compared to $16,000 (representing AMT tax expense) during the same period in 2004. During the first six months of 2005, expenses related the proposed merger totaled approximately $165,000 (all of which occurred during the second quarter). These expenses are primarily attributable to attorney and investment banking fees. We expect additional expense related to the merger through the closing date which is anticipated during the fourth quarter of 2005.

Pre-tax operating earnings excluding the transfer of excess reserves was $1.03 million for the first half of 2005 compared to $925,000 for the same period during 2004. This represents an increase of approximately 11.24% from the same period of 2004 even with the additional merger expenses mentioned above. This improvement in operating results was due primarily to balance sheet repositioning that included a 10% increase in average loan balances and a 25% increase in non-interest bearing deposits. The Company maintained a strong net interest margin of 5.03% for the six months ended June 30, 2005, as compared to 4.97% for the same period of 2004.

Net Interest Income

Abbreviated average balance sheet and net interest income data for the periods are shown below:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in thousands)	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
Loans	$136,791	$123,440	$13,351	11%	$134,555	$122,624	$11,931	10%
Interest-bearing deposits in other banks	557	8,408	(7,851)	-93%	1,616	7,408	(5,792)	-78%
Investments	17,723	23,511	(5,788)	-25%	18,559	23,736	(5,177)	-22%
Federal funds sold	1,563	5,979	(4,416)	-74%	2,429	4,423	(1,994)	-45%
Correspondent Bank stock	635	623	12	2%	634	619	15	2%

Total interest-earning assets	157,269	161,961	(4,692)	-3%	157,793	158,810	(1,017)	-1%

Total noninterest-earning assets	8,834	5,691	3,143	55%	8,055	5,608	2,447	44%

Total assets	$166,103	$167,652	$(1,549)	-1%	$165,848	$164,418	$1,430	1%

Interest-bearing deposits	$118,352	$127,029	$(8,677)	-7%	$119,365	$124,499	$(5,134)	-4%
Other borrowed funds	11,158	11,483	(325)	-3%	10,964	11,477	(513)	-4%

Total interest-bearing liabilities	129,510	138,512	(9,002)	-6%	130,329	135,976	(5,647)	-4%

Noninterest-bearing deposits	18,240	14,480	3,760	26%	17,603	14,112	3,491	25%
Other noninterest-bearing liabilities	1,200	971	229	24%	1,099	991	108	11%
Stockholders’ equity	17,153	13,689	3,464	25%	16,817	13,339	3,478	26%

Total liabilities and stockholders’ equity	$166,103	$167,652	$(1,549)	-1%	$165,848	$164,418	$1,430	1%

Total interest income	$2,756	$2,567	$189	7%	$5,364	$5,085	$279	5%
Total interest expense	758	557	201	36%	1,396	1,142	254	22%

Net interest income	$1,998	$2,010	$(12)	-1%	$3,968	$3,943	$25	1%

Net interest margin	5.08%	4.96%			5.03%	4.97%

Net interest income is the difference between total interest income and total interest expense. Changes in net interest income are affected by several factors, including changes in average balances of earning assets and interest-bearing liabilities, changes in rates on earning assets and rates paid for interest-bearing liabilities, and the level of noninterest-bearing deposits and stockholders’ equity. Pacifica’s average earning assets accounted for 94.7% of its total assets for the second quarter and 95.1% for the six months ended June 30, 2005, compared to 96.6% for the same periods during 2004. Loans are the highest-yielding component of Pacifica’s earning assets. Loans averaged 87.0% of Pacifica’s total earning assets during the second quarter and 85.3% during the first six months of 2005, compared to 76.2% and 77.2% in the same periods of 2004, respectively.

Net interest income for the second quarter of 2005 decreased by $12,000, or 1%, to $2.0 million, compared to $2.01 million in the second quarter of 2004. The slight decrease in net interest income reflects the effect of the repricing of time certificates of deposit and money market accounts to higher rates as market interest rates have risen. It is also due to decreased income from the investment portfolio as we have used funds from the portfolio to fund our loan growth while shortening the investment portfolio’s duration. This decline in income from investments has been more than offset by increased interest income from the loan portfolio due to both increased yield and overall loan growth. The Company has improved its funding mix to include more non-interest bearing deposits in an effort to enhance our net interest margin. Average non-interest bearing deposits were $18.2 million for the second quarter of 2005 compared to $14.5 million for the same period during 2004. Compared with the second quarter of 2004, average earning assets decreased approximately $4.7 million, or 3%, to $157.3 million while average interest-bearing liabilities decreased $9.0 million, or 6%, to $129.5 million for the second quarter of 2005.

Despite the 225 basis point increase in short-term interest rates by the FOMC during the past year, the Company was able to limit the increase in costs of interest bearing liabilities to 73 basis points. During the past several quarters, the Company has been emphasizing the importance of increasing non-interest bearing deposits as a funding source while lengthening the average maturity on our time certificates of deposit. The Company also has several FHLB advances with favorable rates which have allowed for substantial savings and enhanced our assets/liability position. As a result of the above mentioned factors, the total interest expense increase was limited to $201,000, or 36%, during the second quarter of 2005 at $758,000, as compared to $557,000 during the same period of 2004. This increase in the Company’s cost of funding earning assets occurred despite decreases in average interest bearing deposit balances as the cost of interest bearing deposits increased by 80 basis points, or 35% of the increase in Federal funds. We expect continued pressure on our funding costs as market rates continue to rise due to FOMC rate changes as well as strong competition among financial institutions.

Our net interest margin (net interest income divided by average earning assets) was 5.08% in the second quarter of 2005, compared with 4.96% for the same period of 2004. The increase in net interest margin reflects the positive effect of our efforts to grow our loan portfolio by replacing certain investments with loans as well as an increased reliance on non-interest bearing deposits to fund growth. The average yield on earning assets increased to 7.01% during the second quarter of 2005 from 6.34% in the same period of 2004, an increase of 67 basis points. At the same time, the average cost of interest-bearing liabilities for the second quarter of 2005 increased to 2.34% from 1.61% in the same period of 2004.

Net interest income for the first six months of 2005 increased $25,000, or 1%, to $3.97 million, compared to $3.94 million in the same period of 2004. The slight increase in net interest income reflects that increased cost of funding earning assets and decreased income from the investment portfolio has been more than offset by increased earnings on loans. The Company has improved its funding mix to include more non-interest bearing deposits in an effort to enhance our net interest margin. Average non-interest bearing deposits were $17.6 million for the six months ended June 30, 2005 compared to $14.1 million for the same period during 2004. Compared with the first half of 2004, average earning assets decreased approximately $1.02 million, or 1%, to $157.8 million while average interest-bearing liabilities decreased $5.6 million, or 4%, to $130.3 million for the first six months of 2005.

For the first six months of 2005, Pacifica’s net interest margin increased to 5.03% from 4.97% for the same period in 2004. The average yield on interest-earning assets increased to 6.80% in the first six months of 2005, compared with 6.40% in the same period of 2004. Meanwhile, the average cost of interest-bearing liabilities increased to 2.14%, during the first six months of 2005 from 1.68% for the same period of 2004. This increase in interest expense is due primarily to higher costs on interest bearing deposits. The increase in interest expense was offset by increased earnings on the loan portfolio and is relatively low given the 225 basis point increase in interest rates during the past year. Management believes funding cost will continue to rise during the second half of 2005, however, we anticipate increased asset income to more than offset the increases in funding costs.

Average loans (net of deferred loan fees) were approximately $136.8 million in the second quarter of 2005, up $13.4 million from $123.4 million for the same period of 2004. Yield on the loan portfolio (net of deferred loan fees) averaged 7.46% in the second quarter of 2005, compared to 7.09% in the same period of 2004. For the six months ended June 30, 2005, average loans (net of deferred loan fees) were approximately $134.6 million, up $11.9 million from $122.6 million for the same period of 2004. Yield on the loan portfolio (net of deferred loan fees) averaged 7.30% in the six months ended June 30, 2005, compared to 7.08% in the same period of 2004.

During the second quarter of 2005, average interest-bearing deposits were $118.4 million, a decrease of $8.7 million, or 7%, from $127.0 million during the same period of 2004. The cost of interest-bearing deposits increased to 2.33% in the second quarter of 2005, from 1.53% for the second quarter of 2004. For the six months ended June 30, 2005, average interest-bearing deposits were $119.4 million, a decrease of $5.1 million compared to the same period of 2004. The cost of interest-bearing deposits averaged 2.11% in the six months ended June 30, 2005, compared to 1.59% in the same period of 2004. Average non-interest bearing deposits increased to $18.2 million during the second quarter of 2005 compared to $14.5 million during the same period of 2004. Non-interest bearing deposits averaged $17.6 million during the first six months of 2005 compared to $14.1 million during the same period in 2004. This increased funding provided by non-interest bearing deposits has helped the Company manage this rising interest rate environment without sacrificing the net interest margin.

Income on interest-earning deposits, correspondent bank stock and federal funds sold totaled $21,000 and $62,000, respectively, for the second quarter and the six months ended June 30, 2005, a decrease of $19,000 and $5,000 when compared to the same periods of 2004. The average yield on investments decreased dramatically to 4.16% and 4.23% for the second quarter and the first six months of 2005, respectively, as compared to 5.79% and 5.72% for the same periods of 2004. This decrease in yield on the investment portfolio is reflective of the shift in the investment portfolio to include securities with less extension risk and shorter-duration. We anticipate the yield on the investment portfolio during 2005 will continue to trail the levels experienced during 2004. This decrease in yield is a direct result of management’s restructuring of the portfolio which we believe has better positioned us for the current rate environment and is a sensible complement to the Company’s current balance sheet.

To a large extent, the asset yields and cost of funds reflect the level of interest rates as set by the Federal Reserve Board and the competitive nature of the financial services industry. In the past, Pacifica’s assets have tended to track the Prime rate and reprice more quickly than its liabilities. However, due to historically low interest rates, borrowers have been increasingly interested in our fixed rate loan products. We also maintain floors on a portion of our loans to protect our interest earnings in times of a downward rate cycle; however, these floors can have a lagging effect in an increasing rate cycle which can cause a “squeeze” on our net interest margin as rates rise. This extends the repricing terms of our loans and moves the Company away from being asset sensitive to a slightly more liability sensitive position. In response to the increased demand on fixed rate assets, Pacifica borrowed longer term funds from the Federal Home Loan Bank in order to mitigate potential fluctuations in our net interest margin. Also, as short-term interest rates have moved up 225 basis points in the past year, most of Pacifica’s loans with floors have moved above their floor rate and are currently floating which places the Bank back into a slightly asset sensitive position. Management continually monitors Pacifica’s mix of interest-earning assets and interest-bearing liabilities to maintain an appropriate balance.

Noninterest Income

Noninterest income decreased by $33,000, or 16%, to $168,000 in the second quarter of 2005, compared with $201,000 for the same period in 2004. The decrease for the second quarter was due to several factors including decreased service fee income, lower foreign trade fee income, and decreases in other income such as broker loan fees. For the first six months of 2005, noninterest income decreased by $43,000, or 10%, to $377,000 as compared to $420,000 in the same period of 2004. This decrease in noninterest income was due primarily to lower service fee income and decreased income from our Bank Owned Life Insurance (BOLI) policy. International banking service fee income decreased slightly during the first six months of 2005 compared to the same period during 2004. The reduction in service fee income is primarily a result of concessions given in order to attract more transaction deposit accounts and we expect this trend to continue through 2005 as we continue to focus on growing these balances.

Noninterest Expense

Noninterest expense decreased $66,000, or 4%, for the second quarter of 2005 to $1.71 million, and decreased $122,000, or 4%, to $3.32 million for the first six months of 2005, compared with the same periods in 2004. The decreases resulted primarily from a decrease in salary and benefit expenses due to restructuring of certain positions in order to enhance efficiency.

Salaries and employee benefits expenses were approximately $857,000 and $1.78 million for the second quarter and first six months of 2005, respectively, down $117,000, or 12%, and $159,000, or 8%, from the same periods of 2004. The decreases were primarily a result the restructuring of certain positions to enhance efficiency. We have begun to place a larger emphasis on growing the balance sheet which will require additional employees during the second half of 2005 and we expect an increase in salary and benefit expenses, accordingly, during the second half of 2005. Pacifica had 45 full-time equivalent employees at June 30, 2005, compared with 48 full-time equivalent employees at June 30, 2004.

Occupancy and equipment expense was $301,000 for the second quarter of 2005 and $600,000 for the first six months of 2005, down $14,000 or 4% and $28,000 or 4%, respectively, from the same periods in 2004. The slight decrease in occupancy and equipment expense for the second quarter and first six months of 2005 was due primarily to a decrease in fixed asset depreciation expense.

Professional service fees totaled $199,000 and $265,000 for the second quarter and first six months of 2005, up $97,000 and $93,000, for the same period in 2004, respectively. These increases are primarily a result of the increased attorney, accounting, and financial advisory expenses related to the proposed merger.

Director fees were $49,000 and $92,000 during the second quarter and first six month ended June 30, 2005, up $11,000 and $28,000, respectively, for the same periods during 2004. This increase was primarily due to additional board meetings due to the proposed merger.

Data processing and B&O tax expenses were up slightly for the quarter and the year. Data processing expense was $45,000 for the second quarter and $90,000 for the first six months of 2005, up $1,000 from the same periods during 2004. B&O taxes were $48,000 and $89,000 for the second quarter and first six months of 2005, respectively, up $3,000 from the same periods during 2004. This increase in B&O tax resulted from higher operating revenues.

Total other expenses were $214,000 in the second quarter of 2005 and $395,000 for the first six months of 2005, down $47,000 and $60,000, respectively, from the same periods in 2004. The decreases were due primarily to decreased expenses related to marketing and advertising as well as insurance and other expense.

Analysis of Financial Condition

During the first six months of 2005, management continued to focus on generating loans, maintaining a strong net interest margin, and improving efficiency while continuing to focus on credit quality. At June 30, 2005, Pacifica had assets of $177.9 million, an increase of $7.8 million, or 5%, from $170.1 million at December 31, 2004. Stockholders’ equity was $17.3 million at June 30, 2005, up $1.3 million, or 8%, from $16.0 million at December 31, 2004. This increase was primarily due to the net income for the six months of $687,000 and the exercise of stock options by certain employees and five of the eight outside directors which totaled $502,000 during the first six months of 2005. Net loans increased $9.5 million, or 7.2%, to $141.0 million at June 30, 2005 from $131.5 million at December 31, 2004. The Company’s available for sale securities portfolio decreased $4.9 million, or 22%, to $17.0 million at June 30, 2005 from $21.9 million at December 31, 2004. Deposits increased 9% to $148.9 million at June 30, 2005 from $137.3 million at December 31, 2004.

Pacifica’s annualized return on average assets (ROA) was 0.72% and 0.83% for the second quarter and first six months of 2005, respectively, compared to 1.82% and 1.99% for the same periods in 2004. ROA in the second quarter and first six months of 2004 excluding the transfer of excess loan loss reserves was 1.03% and 1.11%, respectively. Annualized return on average stockholders’ equity (ROE) was 7.02% for the second quarter and 8.17% for the first six months of 2005 compared to 22.27% and 24.50% for the same periods of 2004, respectively. ROE would have been 12.62% for the second quarter of 2004 and 13.63% for the first six months of 2004 without the transfer of excess reserves. The decreases in ROA and ROE are a direct result of the transfer of excess loan loss reserves of $330,000 and $725,000 during the second quarter and first six months of 2004, respectively, as well as a low level of income taxes in 2004. Income tax expense for the second quarter of 2005 was $152,000, compared to $0 during the same period of 2004. During the first half of 2005, Pacifica’s income tax expense totaled $342,000 compared to $16,000 for the same period during 2004, an increase of $326,000. Actual pre-tax operating income was up when compared to the same periods during 2004 when excluding the transfer of excess reserves. The Company’s average equity to average assets ratio was 10.33% and 10.14% for the second quarter and first six months of 2005 compared to 8.17% and 8.11% during the same periods during 2004, respectively.

Investment Activities

Pacifica’s investment portfolio is an important source of liquidity and interest income. The Company’s total investment portfolio includes Federal Home Loan Bank of Seattle (“FHLB”) stock, correspondent bank stock, available-for-sale securities, and time certificates with other banks. At June 30, 2005, the Company had no held-to-maturity or trading securities. All securities are classified as available-for-sale and are carried at fair value. Management uses securities as part of its asset/liability management strategy. Securities may be sold in response to interest rate changes or changes in investment ratings and as a source of liquidity to fund loan growth.

The Company has been focusing on shifting the mix and maturities in the investment portfolio to include a lower level of extension risk which, in turn, has come with a lower yield on the portfolio. The yield on the securities portfolio dropped to 4.23% during the first half of 2005 compared to 5.72% during the same period during 2004. Management has intentionally shortened the investment portfolio duration and enhanced the liquidity which will allow for better performance in a rising rate environment and is a prudent complement to the Bank’s entire balance sheet as loans have become a larger portion of earning assets.

The Company’s total investment portfolio decreased by $4.9 million, or 22%, from $22.8 million at year-end 2004 to $17.9 million at June 30, 2005. During the first six months of 2005, the Company did not sell any available-for-sale securities and had one maturity in the amount of $1.0 million. During the first half of 2005, the Company had $8.0 million of investment securities called and realized a net gain of $29,000. The Company also had $940,000 in pay-downs on mortgage-backed securities. Pacifica is a stockholder in the Federal Home Loan Bank of Seattle (“FHLB”). As of June 30, 2005 and December 31, 2004, Pacifica owned FHLB stock of $535,000 and $533,000, respectively. Pacifica also owns $100,000 of stock in a “banker’s bank” that has no readily available market price and is carried at cost. Available-for-sale securities were $17.0 million and $21.9 million at June 30, 2005 and December 31, 2004, respectively. As of June 30, 2005, U.S. government agency securities comprised 55.5% of the securities portfolio, with mortgage-backed securities at 44.5% and corporate debt securities at 0%. Purchases totaled $4.9 million while maturities, sales, calls and principal paydowns totaled $9.9 million. The Company pledges the majority of its investment portfolio as collateral for borrowing to ensure adequate liquidity and flexibility, however, we recently received additional borrowing capacity from the FHLB which does not required investment securities as collateral and allows for even greater flexibility (see additional discussion under Borrowings).

The following table shows the amortized cost and estimated fair value of securities available-for-sale at the dates indicated:

	(In Thousands)
	June 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses Greater Than 12 Months	Estimated Fair Value
	(Dollars In Thousands)
Available-for-Sale Securities
U.S. Government agencies	$9,451	$14	$(11)	$(25)	$9,429
Mortgage-backed securities	7,641	—	(41)	(47)	7,553
Corporate debt securities	—	—	—	—	—

TOTAL INVESTMENT SECURITIES	$17,092	$14	$(52)	$(72)	$16,982

	(In Thousands)
	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Less Than 12 Months	Gross Unrealized Losses Greater Than 12 Months	Estimated Fair Value
	(Dollars In Thousands)
Available-for-Sale Securities
U.S. Government agencies	$16,526	$2	$(12)	$(146)	$16,370
Mortgage-backed securities	5,614	—	(49)	(47)	5,518
Corporate debt securities	—	—	—	—	—

TOTAL INVESTMENT SECURITIES	$22,140	$2	$(61)	$(193)	$21,888

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. The majority of our investment securities have slight unrealized losses due to the increase in market interest rates. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Lending Activities

Loan Portfolio Composition

Pacifica originates a wide variety of loans to small-to-medium sized businesses and individuals. The following table sets forth the loan portfolio composition by type of loan at the dates indicated:

	June 30, 2005		December 31, 2004
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial and industrial loans	$33,626	24%	$35,129	26%
Real estate - construction	23,380	16%	22,594	17%
Real estate - mortgage	85,893	60%	75,447	56%
Consumer and other	661	0%	1,066	1%

	143,560	100%	134,236	100%
Less deferred loan fees	(660)	0%	(640)	0%

Total loans	$142,900	100%	$133,596	100%

At June 30, 2005, total loans increased by $9.3 million to $142.9 million from $133.6 million at year-end 2004. Real estate mortgage and real estate construction were the categories that contributed to the increase growing $10.4 million, or 14%, and $786,000, or 3%, respectively. Commercial loans decreased by $1.5 million, or 4% while consumer and other loans decreased $405,000, or 38%.

Pacifica’s commercial loan portfolio includes loans to businesses in the manufacturing, wholesale, retail, service, agricultural, and construction industries, primarily located in western Washington. As of June 30, 2005, there was no significant concentration of loans to any particular group of customers engaged in similar activities and having similar economic characteristics. However, due to the limited scope of Pacifica’s primary market area, a substantial geographic concentration of credit risk exists and, as a result, localized economic downturns can be expected to have a more pronounced effect on Pacifica than they might with a similar but more geographically diversified company.

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

The Company did not have any nonperforming loans at June 30, 2005 compared to $257,000 at December 31, 2004. The two loans that were classified as nonperforming at December 31, 2004, paid-off during the first month of 2005. Nonperforming loans are also considered impaired loans. The Company considers a loan impaired when it is probable the Company will not be able to collect all amounts as scheduled under a loan agreement. The Company had no impaired loans at June 30, 2005, compared to $816,000 at year-end 2004. This improvement in our impaired loan balance is a result of two payoffs and one loan paydown. The paydown came from proceeds from the sale of the underlying collateral of this impaired loan and the remaining unsecured balance which was over 100% reserved for was charged-off during the second quarter in the amount of $234,000.

Recoveries on previously charged off loans totaled $25,000 during the first six months of 2005. Two loans were fully charged off during the first six months of 2005; one in the amount of $234,000 and one in the amount of $20,000. The $234,000 loan was the loan mentioned above and the $20,000 loan was past-due and we had serious doubts about the borrower’s ability to repay the remaining balance.

Potential problem loans are loans that are performing and are not on nonaccrual, past due, or restructured, but about which management has significant doubts about the borrower’s ability to comply with the repayment terms and which later may be included in nonaccrual, past due, or restructured loans. We had $1.8 million in potential problem loans at June 30, 2005, compared to $642,000 at year-end 2004, an increase of of $1.2 million. The potential problem loan balance at June 30, 2005, consisted of one loan which is secured by commercial real estate and the borrower is currently in the process of selling the property. This borrower is current with the payments due at June 30, 2005.

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

Pacifica’s loan loss analysis procedure emphasizes early detection of loan losses. No additions to the allowance for loan losses have been made since 2001 except for recoveries from previously charged off loans. At June 30, 2005, the allowance for loan losses was $1.89 million, or 1.32% of total loans, compared to $2.12 million, or 1.58% of total loans, at December 31, 2004. The decrease from year-end 2004 represents the net effect of recoveries from previously charged off loans and additional loan charge-offs. During the first six months of 2004, the Company determined it necessary to transfer $725,000 of excess reserves into earnings due to substantial recoveries and improved credit quality in the loan portfolio. Management believes the current balance of the allowance for loan losses is adequate to provide against current potential losses in light of our current loan portfolio and existing economic conditions.

The following table sets forth information regarding changes in Pacifica’s allowance for loan losses:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2005	2004	2005	2004
Balance at beginning of period	$2,108	$2,366	$2,116	$2,230
Charge-offs	(234)	—	(254)	(12)
Recoveries	13	42	25	585
Provision (benefit) for loan losses	—	(330)	—	(725)

Balance at end of period	$1,887	$2,078	$1,887	$2,078

Ratio of net charge-offs to average loans outstanding during the period	0.16%	-0.03%	0.17%	-0.47%

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

Cash. Cash and cash equivalents at June 30, 2005 totaled $13.0 million, down 44.5% from $23.4 million at June 30, 2004.

Cash from (used by) Operating Activities. Net cash provided by operating activities totaled $981,000 in the first six months of 2005, up from net cash provided by operating activities of $623,000 in the same period of 2004. The increase was primarily caused by an increase in accrued interest payable and smaller decreases in other liabilities due to a higher tax liability.

Cash from (used by) Investing Activities. Net cash used by investing activities was $4.5 million during the first six months of 2005, as compared to net cash used by investing activities of $5.2 million in the same period of 2004. The slight decrease in cash used by investing activities was primarily due to the increase in proceeds from pay-downs, calls, and maturities of investment securities. The increase in cash from the investment portfolio was used to fund new loans and pay-down certain borrowings. Cash used by investing activities for the first half of 2004 came from the net funding of loans in amount of $5.3 million as well as the purchase of $4.6 million in investment securities during that same period.

Cash from (used by) Financing Activities. In the first six months of 2005, net cash from financing activities totaled $6.9 million, compared to cash provided by financing activities of $14.9 million in the same period of 2004. This decrease was caused by a smaller increase in interest bearing deposit and a larger portion of cash being used to repay borrowings.

Deposits

Pacifica seeks to attract deposits in its primary market area by pricing its products competitively and delivering quality service. Pacifica offers various types of deposit accounts, including checking, savings, money market accounts and a variety of certificates of deposit accounts.

Total deposits increased by $11.7 million, or 9%, to $148.9 million at June 30, 2005, compared to $137.3 million at December 31, 2004. Noninterest-bearing deposits increased by $5.8 million, or 38%, to $21.0 million at June 30, 2005, from $15.2 million at December 31, 2004. During the same period, interest-bearing deposits increased $5.9 million, or 5%, to $128.0 million, with the increase primarily resulting from increases in NOW account balances and time certificates of deposit.

Time deposits accounted for $74.4 million, or 58.12% of the total interest-bearing deposits at June 30, 2005, up from $70.4 million, or 57.68% of the total interest-bearing deposits at December 31, 2004. This increase is due to the Company’s increased utilization of funds from the state of Washington. Money market deposits decreased to $36.7 million, or 28.64% of the total interest-bearing deposits at June 30, 2005, from $38.7 million, or 31.7% of the total interest-bearing deposits at December 31, 2004, while NOW accounts increased to $16.5 million, or 12.86% of the interest-bearing deposits at June 30, 2005, from $12.2 million, or 10.0% of the interest-bearing deposits at December 31, 2004. Typically, our NOW balances, which included escrow deposits, spike at the end of each month which is not representative of the typical day-to-day balance sheet mix. Average NOW deposit for the first six months of 2005 were $10.1 million which is a better representation of the portion of our funding that comes from NOW deposits.

Borrowings

At June 30, 2005 and December 31, 2004, Pacifica had liabilities to the U.S. Treasury in the amount of $291,000 and $164,000, respectively, representing Treasury Tax and Loan balances.

In addition, Pacifica has a $3.5 million line of credit through one of our correspondent banks which had no outstanding balance at June 30, 2005 or December 31, 2004.

The current line of credit is collateralized by the Company’s Pacifica Bank stock and subject to certain restrictive covenants including, among others, requirements with regards to capital ratios, ROA, loan loss reserve ratios and lender’s prior approval on certain transactions. As of June 30, 2005, the Company was in compliance with its covenants. Interest on this loan is at the lender’s prime rate minus 0.50% and is paid quarterly and matures March 15, 2007. Pacifica renewed this line of credit in order to ensure adequate flexibility for future capital strategies.

At June 30, 2005, the Company had additional short-term funding sources available of approximately $54.2 million with variable interest rates and collateralized by $17.0 million of investment securities and $68.0 million of loans. There were $10.1 million outstanding under these agreements as of June 30, 2005 and $15.4 at December 31, 2004. All of the $10.1 million outstanding was attributed to Federal Home Loan Bank (FHLB) fixed rate advances with maturities ranging from approximately 3 months to 3 years with an average rate of 2.40%. Loan and deposit growth will dictate whether we utilize this line to a greater extent during the second half of 2005.

Capital and Capital Ratios

Pacifica’s stockholders’ equity at June 30, 2005, was $17.3 million, up 8% from $16.0 million at December 31, 2004. Stockholders’ equity was 9.71% of total assets at June 30, 2005, compared to 9.40% at December 31, 2004.

The primary reason for the increase in the Company’s stockholders’ equity since December 31, 2004, was the net income for the six months of $687,000 and the exercise of stock options by certain employees and five of the eight outside directors which totaled $502,000 during the first six months of 2005. The accumulated deficit decreased from $1.1 million at year-end 2004 to $407,000 at June 30, 2005. Accumulated other comprehensive losses decreased by $94,000 to ($72,000) as of June 30, 2005 from ($166,000) at December 31, 2004, due to a decrease in unrealized losses on available-for-sale securities, net of tax effect.

Preferred Stock

At June 30, 2005, the Company had no outstanding preferred stock. The Company redeemed all outstanding preferred stock during 2003.

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

The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk. The Bank’s Tier 1 leverage capital ratio was 9.97% as of June 30, 2005. Banks with capital ratios below the required minimum are subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

The FDIC has established qualifications necessary for classification as a well-capitalized bank, primarily for assignment of FDIC insurance premium rates. The following table sets forth the current regulatory requirements for capital ratios that are applicable to Pacifica, compared with Pacifica’s capital ratios at the dates indicated. The table illustrates that Pacifica’s capital ratios exceeded the regulatory capital requirements and Pacifica qualified as “well-capitalized” at June 30, 2005 and December 31, 2004.

			June 30, 2005		December 31, 2004
Capital Ratios	Regulatory Minimum	To Be Well Capitalized	Pacifica’s Actual Ratio	The Bank’s Actual Ratio	Pacifica’s Actual Ratio	The Bank’s Actual Ratio
Tier I Capital to Risk-Weighted Assets Ratio	4.00%	6.00%	10.43%	10.24%	10.69%	10.42%
Total Capital to Risk-Weighted Assets Ratio	8.00%	10.00%	11.90%	11.41%	11.94%	11.67%
Tier 1 Leverage ratio	4.00%	5.00%	10.44%	9.97%	9.61%	9.37%

Market for Common Equity

Pacifica’s stock is not listed on any exchange or quoted on any inter-dealer quotation system or traded in the over-the-counter market. We have not been notified that any broker makes a market in Pacifica’s common stock, and known sales are minimal. The Company is aware of very few transactions directly between buyers and sellers (to our knowledge less than 10,000 shares during the second quarter of 2005). There may be sales of Pacifica’s stock that we are neither aware of the price or the number of shares involved. Therefore, due to the limited information available, the following price information may not accurately reflect the actual market value of Pacifica’s shares. The following are the high and low sale prices for Pacifica’s stock sold between individual investors in transactions known to Pacifica, during 2005 and 2004.

	Years Ended December 31,
	2005		2004
	High	Low	High	Low
First quarter	$6.95	$6.50	$6.50	$5.50
Second quarter	7.00	6.50	6.00	6.00
Third quarter			7.00	5.50
Fourth quarter			6.50	6.00

Capital Expenditures and Commitments.

The Company had no material capital expenditures or commitments at June 30, 2005.

Significant Accounting Policies

See “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

Factors That May Impact Our Financial Condition and Results of Operations

See the discussion included in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

PACIFICA BANCORP, INC.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On April 26th, 2005, the Annual Shareholders’ Meeting was held in Bellevue, Washington. The following are the results of the matters voted upon:

    (a) Election of “Class 1 Directors” to serve a three year term on the Company’s Board

Class 1 Directors – term expires with 2008 annual meeting:

Mark P. Levy
Votes for -	2,178,841
Votes against -	0
Votes abstaining -	29,400

George J. Pool
Votes for -	2,178,841
Votes against -	0
Votes abstaining -	29,400

Mark W. Weber
Votes for -	2,178,841
Votes against -	0
Votes abstaining -	29,400

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

2.1	Plan and Agreement of Merger dated May 23, 2005

2.1A	First Amendment to Plan and Agreement of Merger dated June 29, 2005

11.	Computation of per share earnings

31.1 and 31.2	Certification of Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1 and 32.2	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

A Form 8-K regarding the signing of a definitive agreement with UCBH Holding, Inc. under which it will acquire Pacifica Bancorp, Inc. was filed with the Securities and Exchange Commission on May 26, 2005.

PACIFICA BANCORP, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFICA BANCORP, INC.

Date: August 12, 2005	By	/s/ John A. Kennedy
John A. Kennedy
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2005	By	/s/ John D. Huddleston
John D. Huddleston
Executive Vice President,
Chief Financial Officer and
Chief Operating Officer
(Principal Financial and Accounting Officer)